Form 10-K
period 1994-11-30
HUTTON CONAM REALTY INVESTORS 3
filed 1995-02-28
CIK 711389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended: November 30, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from _____ to _____

                        Commission file number:  0-11769


                        HUTTON/CONAM REALTY INVESTORS 3
              Exact name of Registrant as specified in its charter


              California                                13-3176625
State or other jurisdiction of incorporation  I.R.S. Employer Identification No.

3 World Financial Center, 29th Floor, New York, New York              10285
      Address of principal executive offices                         zip code

Registrant's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                     UNITS OF LIMITED PARTNERSHIP INTEREST
                                 Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   (X)

Documents Incorporated by Reference:

Portions of Prospectus of Registrant dated March 31, 1983 (included in Amendment No. 1 to Registration Statement No. 2-80991 of Registrant filed March 29, 1983) are incorporated herein by reference into Part III of this report.

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1994.


                                     PART I

Item 1.  Business

General Development of Business

Hutton/ConAm Realty Investors 3 (the "Registrant" or the "Partnership") is a California limited partnership formed on July 14, 1983, of which RI 3-4 Real Estate Services Inc. ("RI 3-4 Services," formerly Hutton Real Estate Services VIII, Inc.), a Delaware corporation, and ConAm Property Services IV, Ltd., a California limited partnership ("ConAm Services"), are the general partners (together, the "General Partners").

Commencing March 31, 1983, the Registrant began offering through E.F. Hutton & Company Inc., an affiliate of the Registrant, up to a maximum of 80,000 units of limited partnership interest (the "Units") at $500 per Unit. Investors who purchased the Units (the "Limited Partners") are not required to make any additional capital contributions. The Units were registered under the Securities Act of 1933, as amended, under Registration Statement No. 2-80991, which Registration Statement was declared effective on March 31, 1983. The offering of Units was terminated on July 14, 1983. Upon termination of the offering, the Registrant had accepted subscriptions for 80,000 Units for an aggregate of $40,000,000.

Narrative Description of Business

The Registrant is engaged in the business of acquiring, operating and holding for investment multifamily residential properties which by virtue of their location and design and the nature of the local real estate market have the potential for long-term capital appreciation and generation of current income. All of the proceeds available for investment in real estate were invested in two residential apartment properties and two joint ventures, each of which owns a specified property. Funds held as a working capital reserve are invested in bank certificates of deposit, unaffiliated money market funds or other highly liquid short-term investments where there is appropriate safety of principal in accordance with the Registrant's investment objectives and policies.

The Registrant's principal investment objectives with respect to its interests in real property are:

(1)	capital appreciation;

(2)     distribution of net cash from operations attributable to rental income;
        and

(3)	preservation and protection of capital.

Distribution of net cash from operations will be the Registrant's objective during its operational phase, while preservation and appreciation of capital will be the Registrant's long-term objectives. The attainment of the Registrant's investment objectives will depend on many factors, including future economic conditions in the United States as a whole and, in particular, in the localities in which the Registrant's properties are located, especially with regard to achievement of capital appreciation.

From time to time the Registrant expects to sell its real property interests taking into consideration such factors as the amount of appreciation in value, if any, to be realized and the possible risks of continued ownership. In consideration of these factors and improving market conditions, over the next several years, the General Partners intend to monitor conditions and begin exploring opportunities for marketing the properties for sale. Currently, the General Partners are marketing the Country Place Village II property for sale in consideration of its upcoming mortgage maturity (see Item 7 of this report for a discussion of the maturing mortgage). No property will be sold, financed or refinanced by the Registrant without the agreement of both General Partners. Proceeds from any future sale, financing or refinancing of properties will not be reinvested and may be distributed to the General Partners and Limited Partners (sometimes referred to together herein as the "Partners"), s o that the Registrant will, in effect, be self-liquidating. If deemed necessary, the Registrant may retain a portion of the proceeds from any sale, financing or refinancing as capital reserves. As partial payment for properties sold, the Registrant may receive purchase money obligations secured by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in Net Proceeds From Sale or Refinancing (distributable to the Partners) until and only to the extent the obligations are realized in cash, sold or otherwise liquidated.

Since inception, the Registrant has acquired five residential apartment complexes (collectively, the "Properties") either directly or through investments in joint ventures. As of November 30, 1994, the Registrant had interests in the Properties as follows: (1) Autumn Heights, a 140-unit apartment complex, located in Colorado Springs, Colorado; (2) Skyline Village, a 168-unit apartment complex, located in Tucson, Arizona; (3) Country Place Village II, a 100-unit apartment complex, located in Clearwater, Florida; and
 (4) Ponte Vedra Beach Village II, a 124-unit apartment complex, located in Ponte Vedra Beach, Florida. A fifth property in which the Registrant had an interest, Bernardo Point Apartments in San Diego, California, was sold on December 20, 1990. See Item 2, "Properties," and Note 4, "Real Estate Investments," of the Notes to Consolidated Financial Statements incorporated herein by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1994 for further information on each of the Properties.The acquisitions of Autumn Heights, Bernardo Point and Skyline Village were originally made on an all-cash basis, without the use of mortgage financing. During the second quarter of 1985, the Registrant obtained mortgage financing on Bernardo Point and Skyline Village and used a portion of the financing proceeds to fund the purchase of Country Place Village II. The remaining proceeds available from the financing of Bernardo Point and Skyline Village, combined with a portion of the mortgage financing proceeds subsequently obtained on Country Place Village II, were used to fund the purchase of Ponte Vedra Beach Village II. The balance of the proceeds available from the financing on Country Place Village II was combined with the mortgage financing subsequently obtained on Autumn Heights, and a portion of these combined proceeds (approximately $5,040,000) was distributed to the Partners during the second quarter of 1986. The b alance of the proceeds (approximately $360,000) was added to the Registrant's working capital reserve. See Note 5, "Mortgages Payable," of the Notes to the Consolidated Financial Statements for additional information concerning the Registrant's current mortgage indebtedness.

On December 20, 1990, Bernardo Point was sold to an unaffiliated party. The first mortgage secured by Skyline Village matured in June 1991 and was repaid. In December 1991, the Partnership obtained a new first mortgage on Skyline Village which matures in December 1998. A portion of these mortgage proceeds were distributed to the Limited Partners in May 1992.

The Registrant's mortgage loan secured by Autumn Heights was refinanced in January 1994 and will mature in January, 2001. The mortgage secured by Country Place Village II will mature on July 15, 1995. See Item 7 of this report for discussion of the Autumn Heights refinancing and the upcoming maturity of the Country Place Village II loan.

Competition

The Registrant's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and such competition has increased since the Registrant's investment in the Properties due principally to the addition of newly constructed apartment complexes offering increased residential and recreational amenities. The investment properties have also been subject to competition from condominiums and single-family properties especially during periods of low mortgage interest rates. The Registrant competes with other real estate owners and developers in the rental and leasing of its Properties by offering competitive rental rates and, if necessary, leasing incentives. Such competition may affect the occupancy levels and revenues of the Properties. The occupancy levels at the properties in Arizona and Florida reflect some seasonality, which is also reflected in the markets. In some cases, the Registrant may compete with other partnersh ips affiliated with either General Partner of the Registrant.

For a discussion of current market conditions in each of the areas where the Partnership's Properties are located, see Item 2 below.

Employees

The Registrant has no employees. Services are provided by RI 3-4 Services, ConAm Services, ConAm Management Corporation ("ConAm Management"), an affiliate of ConAm Services, as well as Service Data Corporation and The Shareholder Services Group, both unaffiliated companies. The Registrant has entered into management agreements pursuant to which ConAm Management provides management services with respect to certain of the Properties. The Shareholder Services Group has been retained by the Registrant to provide all accounting and investor communication functions, while Service Data Corporation provides transfer agent services. See Item 13, "Certain Relationships and Related Transactions," for a further description of the service and management agreements between the Registrant and affiliated entities.


Item 2.  Properties

Below is a description of the Registrant's Properties and a discussion of current market conditions in each of the areas where the Properties are located. For information on the purchase of the Properties, reference is made to Note 4 to the Consolidated Financial Statements on page 7 of the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1994, which is filed as an exhibit under Item 14. Appraised values of the Partnership's real estate investments are incorporated by reference to page 13 of the Partnership's Annual Report to Unitholders.

Autumn Heights - Colorado Springs, Colorado. The 140-unit Autumn Heights complex is situated in southwest Colorado Springs, approximately sixty miles south of Denver. Colorado Springs has rebounded from its economic difficulties and overbuilding experienced in the mid-to-late 1980s, and market conditions for multifamily housing are tight. The Colorado Springs market is currently experiencing a shortness of supply due to the increasing employment base and the lack of new construction to meet this demand. As of the third quarter of 1994, average occupancy was 98% in Colorado Springs overall and 99% in the Southwest submarket. Area complexes have reported rent increases ranging from 8% to 11% from the third quarter of 1993 to the third quarter of 1994. While six new apartment projects are in the planning stage, only 259 units were permitted for construction as of September 1994, and future construction will be contingent upon the stability of the area's defence related businesses amid proposed government cutbacks.

Country Place Village II - Clearwater, Florida. This 100-unit complex is situated in the northeastern portion of Clearwater in the Tampa Bay area of Florida. The Clearwater apartment market remains strong, with an overall average occupancy of 95% during the fourth quarter of fiscal 1994. High occupancy has permitted increases in rental rates at many complexes, and the limited availability of vacant land for new construction has constrained new development in the area.

Ponte Vedra Beach Village II - Ponte Vedra Beach, Florida. This 124-unit property is located in an oceanside residential area south of Jacksonville, Florida. The Ponte Vedra Beach area has experienced notable population growth and limited new construction in recent years, resulting in strong occupancy for area apartment complexes. A local survey of the Ponte Vedra Beach area reported an average apartment occupancy rate of 95% in the fourth quarter of fiscal 1994. Construction of new apartments has been limited in recent years; however, two residential projects are planned which would add approximately 120 new units in the area. The completion date of these projects remains uncertain and land available for further apartment development is limited.

Skyline Village - Tucson, Arizona. This 168-unit complex is situated in the northern portion of the Tucson metropolitan area near the foothills of the Santa Catalina mountains. Skyline Village competes with a number of apartment complexes and condominium developments within the Tucson area. Tucson continues to experience brisk population and job growth, which have fueled strong demand for apartment housing in recent years. A local survey of metropolitan Tucson conducted in the fourth quarter of fiscal 1994 showed an average occupancy rate of 96% among multifamily properties with five or more units. While construction of new units has been minimal during the past four years, eight new complexes commenced construction in 1994. When completed, these projects can be expected to compete with Skyline Village.


Item 3.  Legal Proceedings

The Registrant is not subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended November 30, 1994, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

Item 5. Market for Partnership's Limited Partnership Units and Related Security Holder Matters

As of November 30, 1994, the number of Unitholders of record was 3,978.

No established public trading market exists for the Units, and it is not anticipated that such a market will develop in the future.

Distributions of Net Cash From Operations, when made, are paid on a quarterly basis, with distributions generally occurring approximately 45 days after the end of each quarter. Such distributions have been made primarily from net operating income with respect to the Registrant's investment in the Properties and from interest on short-term investments, and partially from excess cash reserves. Below is a full accounting of the cash distributions paid to the Partners during the past two fiscal years.

Cash Distributions Per Limited Partnership Unit Years Ended November 30:

                                  1994              1993
                                  ----              ----
Special distribution*           $30.00          $       -
1st Quarter...                    3.50               1.50
2nd Quarter...                    3.50               1.50
3rd Quarter...                    3.50               2.50
4th Quarter...                    3.50               2.50
                                 -----               ----
TOTALS                          $44.00             $ 8.00

* On January 27, 1994, the Partnership made a special distribution totalling $2,400,000 or $30 per Unit to the Limited Partners, representing the remaining proceeds from the sale of the Bernardo Point property. The distribution of such proceeds had been delayed pending the completion of refinancing of the mortgage loans secured by Skyline Village and Autumn Heights, which refinancings were completed by January 1994. For further details regarding the refinancing of the Partnership's properties, see Item 7 of this report.


Item 6. Selected Financial Data

(Dollars in thousands, except per Unit data)

                           Periods Ended November 30,

                                1994       1993      1992      1991      1990

Total Income                 $ 4,298    $ 4,033   $ 3,864   $ 3,982   $ 5,514
Net Income (Loss)                 18          3      (454)    8,373      (936)
Net Cash Provided by
  Operating Activities         1,197      1,154       943       632       639
Long-term Obligations         11,599     10,636    10,733     7,469    19,415
Total Assets at
  Year End                    27,614     30,184    30,888    29,440    41,666
Net Income (Loss) per
  Limited Partnership Unit
  (80,000 Units)                 .20        .03     (5.61)   104.68    (11.59)
Distributions per
  Limited Partnership Unit
  (80,000 Units)               14.00       8.00      6.00      6.00     10.00
Special Distributions
  per Limited Partnership
  Unit (80,000 Units)          30.00         -      10.00     97.00       -


The above Selected Financial Data should be read in conjunction with Item 7 and
Item 8 of this report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At November 30, 1994, the Partnership had cash and cash equivalents of $4,213,148, which were invested in unaffiliated money market funds. The $1,561,967 decrease from November 30, 1993 is due primarily to a special distribution in the amount of $2,400,000, partially offset by $1,088,785 of funds borrowed in excess of the maturing Autumn Heights loan balance, all of which occurred during the first quarter of fiscal 1994. The Partnership also maintains a restricted cash balance, which totaled $57,980 at November 30, 1994, representing real estate tax escrows required under the terms of the Autumn Heights and Skyline Village loans. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

On January 6, 1994, the Partnership refinanced its mortgage collaterized by the Autumn Heights property. The replacement financing has a term of seven years and bears interest at an annual rate of 8%, requiring monthly installments of principal and interest. Proceeds from the new financing were used to pay off the existing mortgage balance of $4,411,215. The funds in excess of the maturing loan balance, approximately $1 million, were added to the Partnership's cash reserve. As a result of the completion of the Autumn Heights refinancing, the General Partners declared a special distribution in the amount of $2,400,000 or $30 per unit which was paid on January 27, 1994. This distribution represents a return of investors' original capital related to the remaining proceeds from the sale of the Bernardo Point property. See Note 4, "Real Estate Investments", of Notes to the Consolidated Financial Statements for a discussion of such sale.

On July 15, 1995, the loan secured by Country Place Village II, in the amount of $2,900,075, will mature. The General Partners previously determined that it would be in the Partnership's best interests to pay-off this loan at maturity due to the likely principal paydown and significant expenses associated with a refinancing. As a result of improving market conditions in Clearwater, Florida, the General Partners are currently marketing the property for sale.
It is uncertain, however, if a sale will occur prior to July 15th. If the property cannot be sold by that date, then the Partnership's cash reserves will be used to pay-off the loan.

During 1994, a portion of the Partnership's distributions were funded from excess cash reserves. Due to the upcoming maturity of the Country Place Village II loan and the Partnership's anticipated cash needs, future distributions will be funded solely from operating cash flow. Accordingly, commencing with the 1995 first quarter distribution, payable in March, it is highly likely that cash distributions will be lowered somewhat to reflect actual cash flow from operations. The level of future distributions will be evaluated on a quarterly basis. In addition, if Country Place Village II is sold, distributions will be reevaluated and adjusted if a decline in rental income results.


Results of Operations

1994 versus 1993

Partnership operations for the year ended November 30, 1994 resulted in net income of $17,509 compared with $2,707 in fiscal 1993. After adding back depreciation and amortization, both noncash expenses, and subtracting mortgage amortization, operations generated cash flow of $1,028,276 for the year ended November 30, 1994, compared with cash flow of $1,019,344 in fiscal 1993. The increase in net income and cash flow for the year ended November 30, 1994 are due primarily to an increase in rental income, partially offset by an increase in property operating expenses.

Rental income for the year ended November 30, 1994 was $4,146,674 compared with $3,893,009 in fiscal 1993. The increase reflects increased rental income at all four of the Partnership's properties during fiscal 1994, particularly Autumn Heights and Skyline Village, due primarily to increased rental rates.

Property operating expenses were $1,936,098 for the year ended November 30, 1994, compared with $1,697,471 for fiscal 1993. The increase is due primarily to the painting of the exterior building and landscaping expenditures for Autumn Heights and asphalt repairs and carpet replacements performed at Skyline Village.

1993 versus 1992

Partnership operations for the year ended November 30, 1993 resulted in net income of $2,707 compared with a net loss of $453,699 in fiscal 1992. After adding back depreciation and amortization and the provision for loss on investments in real estate, all noncash expenses, and subtracting mortgage amortization, operations generated cash flow of $1,019,344 for the year ended November 30, 1993, compared with cash flow of $972,885 in fiscal 1992. The increase in net income is primarily attributable to an increase in rental income and the provision for loss related to the Country Place Village II property which was recorded in fiscal 1992, discussed below.

Rental income for the year ended November 30, 1993 was $3,893,009 compared with $3,697,053 in fiscal 1992. The increase reflects increased rental income at all four of the Partnership's properties during fiscal 1993, particularly Autumn Heights and Skyline Village, due to increased rental rates and low tenant turnover, which reduced the necessity for rental concessions.

Interest income totalled $140,236 for the year ended November 30, 1993, compared to $167,422 for fiscal 1992. The decrease is attributable to lower interest rates on invested cash balances during the 1993 period. Property operating expenses were $1,697,471 for the year ended November 30, 1993, compared with $1,566,863 for fiscal 1992. The increase is primarily attributable to the Autumn Heights and Ponte Vedra Beach properties. Increased expenses at Autumn Heights are related to sprinkler, asphalt and carpeting replacement and upkeep of the clubhouse. At Ponte Vedra Beach, increased operating expenses were attributable to asphalt and other general, non-capitalizable, repairs as well as higher rental administration costs.

General and administrative expenses were $141,584 for the year ended November 30, 1993, compared with $168,369 for fiscal 1992. The decrease is primarily attributable to a reduction in legal fees and lower printing and postage costs.

For the year ended November 30, 1992, the Registrant provided for a loss on investment in real estate of $380,000. Investments in real estate are recorded at the lower of cost or net realizable value. At November 30, 1992, the Registrant recorded a write-down of $380,000 to reduce the carrying value of the Country Place Village II property to its estimated net realizable value. The estimated fair value of the Country Place Village II real estate investment was significantly below the adjusted carrying value of the property recorded by the Registrant at that time, due to the general weakening of the national economy and the resulting substantial withdrawal of liquidity from real estate markets and increased competition in the Clearwater, Florida market. No provision was necessary in 1993.

The average occupancy levels at each of the properties for the years ended November 30, 1994, 1993 and 1992 were as follows:


                                   Twelve Months Ended November 30,
                                1994            1993            1992
Property                        ----            ----            ----
- --------
Autumn Heights                   96%             98%             98%
Ponte Vedra Beach Village II     95%             95%             96%
Skyline Village                  96%             97%             97%
Country Place Village II         96%             97%             97%


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to pages 3-13 of the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1994, which is filed as an exhibit under Item 14.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The Registrant has no officers or directors. RI 3-4 Services and ConAm Services, the co-General Partners of the Registrant, jointly manage and control the affairs of the Registrant and have general responsibility and authority in all matters affecting its business.

RI 3-4 Services

RI 3-4 Services (formerly Hutton Real Estate Services VIII, Inc.) is a Delaware corporation formed on August 2, 1982, as a wholly-owned subsidiary of LB I Group Inc. (formerly the E.F. Hutton Group Inc., the "Hutton Group"). The Hutton Group is now a wholly-owned subsidiary of Lehman Brothers Inc. ("Lehman"). See the section captioned, "Certain Matters Involving Affiliates of RI 3-4 Services," below for a description of the Hutton Group's acquisition by Shearson Lehman Brothers, Inc. ("Shearson") and the subsequent sale of certain of Shearson's domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"), which resulted in a change in the general partner's name.

Certain officers and directors of RI 3-4 Services are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which the real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss
through foreclosure.   The names and ages of, as well as the positions held by,
the directors and executive officers of RI 3-4 Services are set forth below. There are no family relationships between any officers or directors.

                Name              Age     Office

                Paul L. Abbott    49      Director, President, Chief Financial
                                          Officer and Chief Executive Officer
                Janet M. Hoynes   30      Vice President
                Kate Hobson       28      Vice President

Paul L. Abbott is a Managing Director of Lehman Brothers. Mr. Abbott joined Lehman Brothers in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman Brothers, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

Janet M. Hoynes is a Vice President at Lehman Brothers in the Diversified Asset Group and is responsible for asset management of residential real estate.
Prior to joining Shearson in July 1989, she was employed as an analyst in a public real estate investment trust based in California. Ms. Hoynes received a B.A. in Economics from the State University of New York at Stony Brook in 1986.

Kate Hobson is an Assistant Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1992. Prior to joining Lehman Brothers, Ms. Hobson was associated with Cushman & Wakefield serving as a real estate accountant from 1990 to 1992. Prior to that, Ms. Hobson was employed by Cambridge Systematics, Inc. as a junior land planner. Ms. Hobson received a B.A. degree in sociology from Boston University in 1988.

ConAm Services

ConAm Services is a California limited partnership organized on August 30, 1982. The sole general partner of ConAm Services is Continental American Development, Inc. ("ConAm Development"). The names and ages of, as well as the positions held by, the directors and executive officers of ConAm Development are set forth below. There are no family relationships between any officers or directors.

Name                   Age      Office

Daniel J. Epstein       55      President and Director
Nancie Larimore         55      Secretary/Treasurer and Director
E. Scott Dupree         44      Vice President
Robert J. Svatos        36      Vice President
Ralph W. Tilley         40      Vice President

Daniel J. Epstein has been the President and a Director of ConAm Development and ConAm Management (or its predecessor firm) and a general partner of Continental American Properties, Ltd. ("ConAm"), an affiliate of ConAm Services, since their inception. Prior to that time Mr. Epstein was Vice President and a Director of American Housing Guild, which he joined in 1969.
At American Housing Guild, he was responsible for the formation of the Multi-Family Division and directed its development and property management activities. Mr. Epstein holds a Bachelor of Science degree in Engineering from the University of Southern California.

Nancie Larimore has been employed by ConAm Management or its affiliates since 1976 and has been a Vice President of ConAm Management (or its predecessor firm) and the Secretary/Treasurer and a Director of ConAm Development since their inception. Ms. Larimore's responsibilities include leasing, consumer relations, advertising and promotion. From 1972 to 1975, she held a similar position with American Housing Guild. From 1969 to 1972, she was Director of Property Management for Larwin Group, Inc. Ms. Larimore is a graduate of the University of California at Los Angeles, and holds a Master's of Business Administration degree from the University of California at Los Angeles.

E. Scott Dupree is a Vice President and general counsel of ConAm Management responsible for negotiation, documentation, review and closing of acquisition, sale and financing proposals. Mr. Dupree also acts as principal legal advisor on general legal matters ranging from issues and contracts involving the management company to supervision of litigation and employment issues. Prior to joining ConAm Management in 1985, he was corporate counsel to Trusthouse Forte, Inc., a major international hotel and restaurant corporation. Mr. Dupree holds a B.A. from United States International University and a Juris Doctorate degree from the University of San Diego.

Robert J. Svatos is a Vice President and has been the Chief Accounting Officer of ConAm Management since 1988. His responsibilities include the accounting, treasury and data processing functions of the organization. Mr. Svatos is part of the firm's due diligence team, analyzing a broad range of projects for ConAm Management's fee client base. Prior to joining ConAm Management, he was the Chief Financial Officer for AmeriStar Financial Corporation, a nationwide mortgage banking firm. Mr. Svatos holds an M.B.A. in Finance from the University of San Diego and a Bachelor's of Science degree in Accounting from the University of Illinois. He is a Certified Public Accountant.

Ralph W. Tilley is a Vice President and Treasurer of ConAm Management. He is responsible for the financial aspects of syndications and acquisitions, the company's asset management portfolio and risk management activities. Prior to joining ConAm Management in 1980, he was a senior accountant with KPMG Peat Marwick, specializing in real estate. He holds a Bachelor's of Science degree in Accounting from San Diego State University and is a Certified Public Accountant.

Certain Matters Involving Affiliates of RI 3-4 Services

On January 13, 1988, SLBP Acquisition Corp. (the "Purchaser"), a wholly-owned subsidiary of Shearson Lehman Brothers Holding Inc., acquired 29,610,000 shares of stock of the Hutton Group pursuant to a cash tender offer commenced on December 7, 1987. On January 21, 1988, the Purchaser assigned its right to purchase the shares so accepted to Shearson. Shearson purchased the 29,610,000 shares which constituted approximately 90% of the outstanding shares of the Hutton Group. Shearson subsequently acquired the remaining shares of the Hutton Group. Thus, the Hutton Group became a wholly-owned subsidiary of Shearson.

On July 31, 1993, Shearson sold certain of its domestic retail brokerage and asset management businesses to Smith Barney. Subsequent to the sale, Shearson changed its name to "Lehman Brothers Inc." The transaction did not affect the ownership of the Partnership's General Partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, the Hutton Real Estate Services general partner changed its name to "RI 3-4 Real Estate Services Inc.", and the Hutton Group changed its name to "LB I Group Inc." to delete any reference to "Hutton."


Item 11.  Executive Compensation

Neither of the General Partners nor any of their directors or executive officers received any compensation from the Registrant. See Item 13 of this report for a description of certain transactions of the General Partners and their affiliates with the Registrant.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of January 31, 1995, no person was known by the Registrant to be the beneficial owner of more than five percent of the Units of the Registrant. Neither of the General Partners nor any of their executive officers or directors owns any Units.


Item 13.  Certain Relationships and Related Transactions

RI 3-4 Services and ConAm Services each received $62,222 as its allocable share of Net Cash From Operations with respect to the fiscal year ended November 30, 1994, pursuant to the Certificate and Agreement of Limited Partnership of the Registrant. Pursuant to the Certificate and Agreement of Limited Partnership of the Registrant, for the fiscal year ended November 30, 1994, $1,751 of Registrant's net loss was allocated to the General Partners ($1,167 to RI 3-4 Services and $584 to ConAm Services). For a description of the share of Net Cash From Operations and the allocation of income and loss to which the General Partners are entitled, reference is made to the material contained on pages 43-45 of the Prospectus of the Registrant dated March 31, 1983 (the "Prospectus"), contained in Registrant's Registration No. 2-80991, under the section captioned "Profits and Losses and Cash Distributions," which section is incorporated herein by reference thereto.

Pursuant to property management arrangements with the Registrant, ConAm Management has assumed direct responsibility for day-to-day management of the Properties owned by the Registrant or its joint ventures. It is the responsibility of ConAm Management to select resident managers and local property managers where appropriate and to monitor their performance. ConAm Management's services also include the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, and related services. For such services, ConAm Management is entitled to receive a management fee as described on pages 33 and 34 of the Prospectus under the caption "Investment Objectives and Policies - Management of Properties," which description is herein incorporated by reference. A summary of property management fees earned by ConAm Management during the past three fiscal years is incorporated herein by reference to Note 6, "Transactions with the General Partn ers and Affiliates," of Notes to Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1994.

Pursuant to Section 12(g) of Registrant's Certificate and Agreement of Limited Partnership, the General Partners may be reimbursed by the Registrant for certain of their costs as described on page 16 of the Prospectus, which description is incorporated herein by reference thereto. The Shareholder Services Group provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of a general partner. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation, an unaffiliated company. A summary of amounts paid to the General Partners or their affiliates during the past three years is incorporated by reference to
Note 6, "Transactions with the General Partners and Affiliates," of Notes to Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1994.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

	(a)(1)	Financial Statements:
                                                                         Page

Consolidated Balance Sheets - November 30, 1994 and 1993                  (1)
Consolidated Statements of Operations - For the years ended
     November 30, 1994, 1993 and 1992                                     (1)
Consolidated Statements of Partners' Capital - For the years
     ended November 30, 1994, 1993 and 1992                               (1)
Consolidated Statements of Cash Flows - For the years ended
     November 30, 1994, 1993 and 1992                                     (1)
Notes to Consolidated Financial Statements                                (1)
Report of Independent Accountants                                         (1)

        (a)(2)  Financial Statement Schedule:

Schedule XI - Real Estate and Accumulated Depreciation                    F-1
Report of Independent Accountants                                         F-4

  (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1994, filed as Exhibit 13 under Item 14.


        (a)(3)  Exhibits:

(4)(A) Certificate and Agreement of Limited Partnership (included as, and incorporated herein by reference to, Exhibit A to the Prospectus of Registrant dated March 31, 1983, contained in Amendment No. 1 to Registration Statement No. 2-80991, of Registrant filed March 29, 1983 (the "Registration Statement")).

(B) Subscription Agreement and Signature Page (included as, and incorporated herein by reference to, Exhibit 3.1 to Amendment No. 1 to the Registration Statement).

(10)(A) Purchase Agreement relating to Autumn Heights, between the Registrant and Highland Properties, Inc., and the exhibits thereto (included as, and incorporated herein by reference to, Exhibit (10)(A) to the Registrant's Annual Report on Form 10-K filed February 28, 1985 for the fiscal year ended November 30, 1984 (the "1984 Annual Report")).

(B) Purchase Agreement relating to Skyline Village, between the Registrant and Epoch Properties, Inc., and the exhibits thereto (included as, and incorporated herein by reference to, Exhibit
(10)(C) to the Registrant's Annual Report on Form 10-K filed February 28, 1984 for the fiscal year ended November 30, 1983).

(C) Purchase Agreement relating to Country Place Village II, between the Registrant and Epoch Properties, Inc. and the exhibits thereto (included as, and incorporated herein by reference to, Exhibit (10)(C) to the 1984 Annual Report).

(D) Loan Documents: Promissory Note and Assignment of Rents and Leases with respect to the funding of Country Place Village II (included as, and incorporated herein by reference to, Exhibit
(19)(A) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1985 (the "Quarterly Report")).

(E) Purchase Agreement relating to Ponte Vedra Beach Village II, between the Registrant and Epoch Properties, Inc., and the exhibits thereto (included as, and incorporated herein by reference to, Exhibit (10)(A) to the Quarterly Report).

(F) Loan Documents: Promissory Note and Deed of Trust, Assignment of Rents and Security Agreement with respect to the mortgaging of Skyline Village dated December 20, 1991 (included as, and incorporated herein by reference to, Exhibit 10(K) to the Registrant's 1991 Annual Report on Form 10-K filed on February 27,
1992).

(J) Settlement Agreement by and among the Managing Joint Venturers and the Epoch Joint Venturers dated July 1, 1992 (included as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant's Quarterly Report on From 10-Q filed on October 14,
1992).

(H) Amended and Restated Agreement of Limited Partnership of Skyline Village Joint Venture Limited Partnership dated as of July 1, 1992 (included as, and incorporated herein by reference to, Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on October 14, 1992).

(I) Amended and Restated Agreement of General Partnership of
Country Place Village II Joint Venture dated as of July 1, 1992
(included as, and incorporated herein by reference to, Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on October 14, 1992).

(J) Loan Documents: Promissory Note and Assignment of Rents and Leases with respect to the refinancing of Autumn Heights, between Registrant and John Hancock Life Insurance Company (included as, and incorporated herein by reference to, Exhibit 10-J to the Registrant's 1993 Annual Report on Form 10-K filed on March 30,
1994).

(K) Property Management Agreement between Registrant and Con Am Management Corporation for the Country Place Village II property (included as, and incorporated herein by reference to, Exhibit 10(K) to the Registrant's 1993 Annual Report on Form 10-K filed on March 30, 1994).

(L) Property Management Agreement between Registrant and Con Am Management Corporation for the Ponte Vedra Beach Village II property (included as, and incorporated herein by reference to, Exhibit 10(L) to the Registrant's 1993 Annual Report on Form 10-K filed on March 30, 1994).

(M) Property Management Agreement between Registrant and Con Am Management Corporation for the Skyline Village property (included as, and incorporated herein by reference to, Exhibit 10(M) to the Registrant's 1993 Annual Report on Form 10-K filed on March 30,
1994).

(N)  Property Management Agreement between Registrant and ConAm
Colorado, Inc. for the Autumn Heights property (included as, and incorporated herein by reference to, Exhibit 10(N) to the Registrant's 1993 Annual Report on Form 10-K filed on March 30,
1994).

(13)    Annual Report to Unitholders for the fiscal year ended November
30, 1994.

(22) List of Subsidiaries - Joint Ventures (included as, and incorporated herein by reference to, Exhibit 22 to the Registrant's 1991 Annual Report on Form 10-K filed on February 27, 1992 for the fiscal year ended November 30, 1991).

(99)    Portions of Prospectus of Registrant dated March 31, 1983
(included as, and incorporated herein by reference to, Exhibit 28 to the Registrant's Annual Report on Form 10-K filed on February 28, 1988 for the fiscal year ended November 30, 1987).


(b)(3)  Reports on Form 8-K:

        No reports on Form 8-K were filed in the fourth quarter of fiscal 1994.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  February 27, 1995

                HUTTON/CONAM REALTY INVESTORS 3


BY:             RI 3-4 Real Estate Services, Inc.
                        General Partner



                BY:   /S/ Paul L. Abbott
                      -------------------
                      Director, President, Chief Executive Officer
                      and Chief Financial Officer


BY:             ConAm Property Services IV, Ltd.
                        General Partner



BY:             Continental American Development, Inc.
                        General Partner



                BY:   /S/ Daniel J. Epstein
                      ---------------------
                      President, Director and Principal
                      Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.


                RI 3-4 REAL ESTATE SERVICES, INC. A General Partner


Date:  February 27, 1995    BY:  /S/ Paul L. Abbott
                                 ------------------
                                Director, President, Chief Executive Officer
                                and Chief Financial Officer


Date: February 27, 1995     BY:  /S/ Janet Hoynes
                                 ----------------
                                Vice President


Date: February 27, 1995     BY:  /S/ Kate Hobson
                                 ---------------
                                Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



        CONAM PROPERTY SERVICES IV, LTD. A General Partner



By:     Continental American Development, Inc. General Partner



Date: February 27, 1995     BY:  /S/  Daniel J. Epstein
                                -----------------------
                                Director,President and Principal
                                Executive Officer


Date: February 27, 1995     BY: /S/  Nancie Larimore
                                --------------------
                                Secretary/Treasurer and Director


Date: February 27, 1995     BY: /S/  E. Scott Dupree
                                --------------------
                                Vice President


Date: February 27, 1995     BY: /S/  Robert J. Svatos
                                ---------------------
                                Vice President


Date:  February 27, 1995    BY: /S/  Ralph W. Tilley
                                --------------------
                                Vice President




                                  Exhibit 13



                        HUTTON/CONAM REALTY INVESTORS 3

                              1994 ANNUAL REPORT




Hutton/ConAm Realty Investors 3 is a California limited partnership formed in 1983 to acquire, operate and hold for investment multifamily housing properties. At November 30, 1994, the Partnership's portfolio consisted of four apartment properties. Provided below is a comparison of lease levels as of November 30, 1994 and 1993.

                                                          Average Occupancy
Property                   Location                          1994      1993
___________________________________________________________________________
Autumn Heights             Colorado Springs, Colorado         96%       98%
Country Place Village II   Clearwater, Florida                96%       97%
Ponte Vedra Beach
   Village II              Ponte Vedra Beach, Florida         95%       95%
Skyline Village            Tucson, Arizona                    96%       97%
___________________________________________________________________________


Administrative Inquires                   Performance Inquires/Form 10-Ks
Address Changes/Transfers
                                            The Shareholder Services Group
Service Data Corporation                    P.O. Box 1527
South 130th Circle                          Boston, Massachusetts 02104-1527
Omaha, Nebraska 68144                       Attn:  Financial Communications
(800) 223-3464                              (800) 223-3464




	   Contents

	1	Message to Investors
	2	Performance Summary
	3	Consolidated Financial Statements
	6	Notes to Consolidated Financial Statements
	12	Report of Independent Accountants
        13      Net Asset Valuation



Presented for your review is the 1994 Annual Report for Hutton/ConAm Realty Investors 3. In this report, we review Partnership operations and discuss general market conditions affecting the Partnership's properties. We have also included a performance summary which addresses operating performance results at each of the properties and financial highlights for the year.

Cash Distributions
- ------------------
The Partnership paid cash distributions totaling $14 per Unit for the year ended November 30 1994, including the 1994 fourth quarter distribution of $3.50 per Unit, which was credited to your brokerage account or sent directly to you on January 17, 1995. Since inception, the Partnership has paid distributions totalling $332.50 per original $500 Unit, including $200 per Unit in return of capital payments.

On July 15, 1995, the loan secured by Country Place Village II, in the amount of $2,900,075, will mature. The General Partners previously determined that, given the objective of liquidating the Partnership over the next several years, it would be in the Partnership's best interests to pay-off this loan at maturity due to the likely principal paydown and significant expenses associated with a refinancing. As a result of improving market conditions in Clearwater, Florida, the General Partners are currently marketing the property for sale. If the property is not be sold by July 15th, then the Partnership's cash reserves will be used to pay-off the loan.

During 1994, a portion of the Partnership's distributions were funded from excess cash reserves. Due to the upcoming maturity of the Country Place Village II loan and the Partnership's anticipated cash needs, future distributions will be funded solely from operating cash flow. Accordingly, commencing with the 1995 first quarter distribution, payable in March, cash distributions will likely be lowered to reflect actual cash flow from operations. In addition, if Country Place Village II is sold, future distributions will be adjusted accordingly.

Operations Overview
- -------------------
The past year has witnessed a solid recovery of multifamily housing in most regions of the country. The improving economy and limited new construction in most areas have boosted occupancy levels and rental rates, while rising mortgage rates have curtailed renters from purchasing condominiums and single family homes. These favorable conditions are especially prevalent in the sunbelt states, which continue to benefit from long-term population growth.

Operating results at the Partnership's properties reflect these strengthening market conditions. All four properties sustained high occupancy rates at or above 95% during fiscal 1994. In addition, the Partnership's total rental
income increased by 6.5% above the previous year.   While new construction is
beginning to rise in several areas where the Partnership's properties are located, positive demographic trends, especially in the Florida and Colorado Springs markets, are expected to keep pace with new supply. The General Partners intend to closely monitor these conditions and will continue to make selected capital improvements and age-related repairs to keep the Partnership's properties competitive with newer units.

Summary
- -------
Improving market conditions and the strong performance of the Partnership's properties during 1994 bode well for their eventual sale. The General Partners intend to continue to monitor these improving conditions and will explore opportunities to sell the properties over the next few years. There can be no assurance that any sales will take place or that any particular price for the properties can be obtained. In the interim, the General Partners will continue to effectively manage the Partnership's properties by seeking to maintain high occupancy levels and implementing rental rate increases as conditions permit. We will keep you updated on developments affecting your investment in future reports.

Very truly yours,

/s/ Paul L. Abbott                         /s/ Daniel J. Epstein
President                                  President
RI 3-4 Real Estate Services, Inc.          Continental American Development
                                              Inc. General Partner of ConAm
                                              Property Services III, Ltd.
February 24, 1995


                             Operational Highlights

Autumn Heights - Colorado Springs, Colorado
During fiscal 1994, this 140-unit complex maintained an average occupancy rate of 96% and achieved a 9.4% increase in rental revenue. Management at Autumn Heights has successfully introduced a program whereby certain units are leased to corporate tenants at premium rates to provide short-term housing for executive transfers. The success of this program, together with the already strong Colorado Springs rental market, resulted in the strong increase in rental revenue. Capital improvements during the year included exterior painting, carpet replacement in seven units and repairs to patios and parking areas.

Country Place Village II -  Clearwater, Florida
Situated in northeastern Clearwater, this 100-unit complex maintained an average occupancy rate of 96% during fiscal 1994, a rate consistent with area averages. Rental concessions have been eliminated and rate increases were instituted on most units, resulting in a 4.9% increase in rental income from the previous year. Property improvements completed during the year consisted primarily of porch replacements on selected units.

Ponte Vedra Beach Village II -  Ponte Vedra Beach, Florida
Ponte Vedra Beach Village II, a 124-unit property adjacent to Jacksonville, registered a stable average occupancy level of 95% during 1994. Occupancy at this property has been consistent for the past three years as a result of the property's low tenant turnover. Rental income rose 2.5% during 1994, reflecting rate increases on most units. While the local rental market remains strong, planned construction of two residential projects will add approximately 120 new units in the area that are likely to compete with the Partnership's property. The completion date of these projects remains uncertain. During the year, capital improvements primarily consisted of the replacement of aging wood porches.

Skyline Village - Tucson, Arizona
Situated in the desirable Foothills region of Tucson, this 168-unit complex achieved an average occupancy rate of 96% during fiscal 1994, consistent with local area averages. Rental income increased 7.1%, reflecting rental rate increases and the lack of rental concessions. While construction of new units in the Foothills region has been minimal during the past four years, eight new apartment complexes recently commenced construction which are likely to provide strong competition when completed. Improvements at the property included carpet replacements in selected units and repairs to parking areas.

Financial Highlights
________________________________________________________________________
                                        1994                    1993
Rental income                        $4,146,674            $3,893,009
Property operating expenses           1,936,098             1,697,471
Net income                               17,509                 2,707
Cash flow                             1,028,276             1,019,344
________________________________________________________________________

* The $253,665 increase in rental income is primarily a result of rental rate increases instituted over the past year at all of the Partnership's properties, particularly Autumn Heights and Skyline Village.

* Higher rental income was partially offset by a $238,627 increase in property operating expenses, reflecting property improvements at all four properties, particularly Autumn Heights, where exterior painting was completed during 1994.

* Cash flow is determined by adding back the non-cash expenses of amortization and depreciation to the Partnership's net income from operations, and subtracting mortgage amortization. Increases in net income and cash flow were primarily the result of the higher rental income discussed above.


                          Consolidated Balance Sheets
                          November 30, 1994 and 1993

                                                        1994          1993
Assets

Investments in real estate:
  Land                                          $  7,220,465  $  7,220,465
  Buildings and improvements                      26,508,961    26,362,932
                                                  ----------    ----------
                                                  33,729,426    33,583,397
  Less- accumulated depreciation                 (10,629,776)   (9,533,654)
                                                  ----------     ---------
                                                  23,099,650    24,049,743
Cash and cash equivalents                          4,213,148     5,775,115
Restricted cash                                       57,980        55,114
Other assets, net of accumulated amortization
  of $77,160 in 1994 and $36,157 in 1993             242,868       304,213
                                                  ----------    ----------
        Total Assets                            $ 27,613,646  $ 30,184,185
                                                  ==========    ==========

Liabilities and Partners' Capital

Liabilities:
  Mortgages payable                             $ 11,598,519  $ 10,636,093
  Distribution payable                               311,111       222,222
  Accounts payable and accrued expenses              137,709       153,156
  Due to general partners and affiliates              38,007        35,540
  Security deposits                                  161,667       143,606
                                                     -------      --------
         Total Liabilities                        12,247,013    11,190,617

Partners' Capital (Deficit):
  General Partners                                  (773,514)     (650,821)
  Limited Partners                                16,140,147    19,644,389
                                                  ----------    ----------
         Total Partners' Capital                  15,366,633    18,993,568
                                                  ----------    ----------
    Total Liabilities and Partners' Capital     $ 27,613,646  $ 30,184,185
                                                  ==========    ==========



             Consolidated Statements of Partners' Capital (Deficit)
              For the years ended November 30, 1994, 1993 and 1992

                                     General          Limited        Total
                                    Partners'        Partners'      Partners'
                                     Deficit          Capital        Capital
                                     -------          -------        --------
Balance at December 1, 1991        $ (522,110)     $ 22,011,115   $ 21,489,005
Net loss                               (4,537)         (449,162)      (453,699)
Cash distributions                    (53,334)       (1,280,000)    (1,333,334)
                                     --------         ---------      ---------
Balance at November 30, 1992         (579,981)       20,281,953     19,701,972
Net income                                271             2,436          2,707
Cash distributions                    (71,111)         (640,000)      (711,111)
                                      -------         ---------      ---------
Balance at November 30, 1993         (650,821)       19,644,389     18,993,568
Net income                              1,751            15,758         17,509
Cash distributions                   (124,444)       (3,520,000)    (3,644,444)
                                     --------         ---------      ---------
Balance at November 30, 1994       $ (773,514)     $ 16,140,147   $ 15,366,633
                                     ========        ==========     ==========

See accompanying notes to the consolidated financial statements.


                     Consolidated Statements of Operations
              For the years ended November 30, 1994, 1993 and 1992



                                          1994            1993          1992
Income

Rental                               $  4,146,674   $  3,893,009  $  3,697,053
Interest                                  151,152        140,236       167,422
                                         --------      ---------     ---------
  Total Income                          4,297,826      4,033,245     3,864,475

Expenses

Property operating                      1,936,098      1,697,471     1,566,863
Depreciation and amortization           1,137,125      1,113,965     1,132,170
Interest                                1,066,185      1,077,518     1,070,772
General and administrative                140,909        141,584       168,369
Provision for loss on investments
  in real estate                               -              -        380,000
                                        ---------      ---------     ---------
  Total Expenses                        4,280,317      4,030,538     4,318,174
                                        ---------      ---------     ---------
       Net Income (Loss)             $     17,509   $      2,707  $   (453,699)
                                           ======          =====      =========
Net Income (Loss) Allocated:

To the General Partners              $      1,751   $        271  $     (4,537)
To the Limited Partners                    15,758          2,436      (449,162)
                                           ------          -----       -------
                                     $     17,509   $      2,707  $   (453,699)
                                           ======          =====       =======
Per limited partnership unit
  (80,000 outstanding)                       $.20           $.03        $(5.61)


See accompanying notes to the consolidated financial statements.



                     Consolidated Statements of Cash Flows
              For the years ended November 30, 1994, 1993 and 1992

                                                 1994        1993       1992

Cash Flows from Operating Activities:

Net income (loss)                           $   17,509  $   2,707  $  (453,699)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
   Depreciation and amortization             1,137,125  1,113,965    1,132,170
   Provision for loss on investments
     in real estate                                 -          -       380,000
   Increase (decrease) in cash arising
   from changes in operating assets
   and liabilities:
     Fundings to restricted cash              (143,834)  (132,417)    (180,394)
     Release of restricted cash to
       property operations                     140,968    141,397      158,380
     Other assets                               39,838     15,195      (64,319)
     Accounts payable and accrued expenses     (15,447)    13,242      (35,019)
     Due to general partners and affiliates      2,467     (3,162)      11,182
     Security deposits                          18,061      2,743       (4,963)
                                                ------      -----        -----
Net cash provided by operating activities    1,196,687  1,153,670      943,338
                                             ---------  ---------      -------
Cash Flows from Investing Activities:

   Additions to real estate                  (146,029)    (8,872)           -
   Acquisition of joint venture
    partner interest                               -          -        (29,851)
                                              -------      -----        ------
Net cash used for investing activities       (146,029)    (8,872)      (29,851)
                                              -------      -----        ------
Cash Flows from Financing Activities:

   Mortgage borrowings                      5,500,000         -      3,350,000
   Mortgage principal payments             (4,537,574)   (97,328)      (85,586)
   Distributions                           (3,555,555)  (622,222)   (1,333,334)
   Mortgage fees                              (74,496)   (94,569)           -
   Refund of deposit on mortgage
      refinancing                              55,000         -             -
   Deposit on mortgage refinancing                 -     (55,000)           -
   IRS Section 444 deposit                         -     295,192      (295,192)
                                             --------    --------      -------
Net cash provided by (used for)
   financing activities                    (2,612,625)  (573,927)    1,635,888
                                            ---------    -------     ---------
Net increase (decrease) in cash and
  cash equivalents                         (1,561,967)   570,871     2,549,375
Cash and cash equivalents at
  beginning of period                       5,775,115  5,204,244     2,654,869
                                            ---------  ---------     ---------
Cash and cash equivalents at end
  of period                                $4,213,148 $5,775,115  $  5,204,244
                                            =========  =========     =========
Supplemental Schedule of Cash Flow
  Information:

Cash paid during the period for interest   $1,066,185 $1,077,518  $  1,070,772

Cash paid (refunded) during the period
for taxes
   IRS Section 444 deposit                 $       -  $ (295,192) $    295,192
   Withholding taxes on foreign
    unitholders                                    -          -         54,262
                                             --------   --------     ---------
                                           $       -  $ (295,192) $    349,454
                                             ========   ========     =========

See accompanying notes to the consolidated financial statements.


                   Notes to Consolidated Financial Statements
              For the years ended November 30, 1994, 1993 and 1992

1. Organization

Hutton/ConAm Realty Investors 3 (the "Partnership") was organized as a limited partnership under the laws of the State of California pursuant to a Certificate and Agreement of Limited Partnership (the "Partnership Agreement") dated July 14, 1983. The Partnership was formed for the purpose of acquiring and operating certain types of residential real estate. The general partners of the Partnership are RI 3-4 Real Estate Services, Inc., an affiliate of Lehman Brothers, Inc. (see below), and ConAm Property Services IV, Ltd., an affiliate of Continental American Properties, Ltd. (the "General Partners"). The Partnership will continue until December 31, 2010 unless sooner terminated pursuant to the terms of the Partnership Agreement.

On July 31, 1993, Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management business to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson Lehman Brothers Inc. changed its name to Lehman Brothers Inc. ("Lehman Brothers").
The transaction did not affect the ownership of the General Partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, effective October 8, 1993, the Hutton Real Estate Services VIII, Inc. General Partner changed its name to "RI 3-4 Real Estate Services, Inc."

2. Significant Accounting Policies

Financial Statements - The consolidated financial statements include the accounts of the Partnership and its affiliated ventures. The effect of transactions between the Partnership and its ventures have been eliminated in consolidation.

Real Estate Investments - Real estate investments are recorded at the lower of cost or net realizable value and include the initial purchase price of the property, legal fees, acquisition and closing costs.

Leases are accounted for under the operating method. Under this method, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations when incurred. Leases are generally for terms of one year or less.

Depreciation is computed using the straight-line method based upon the estimated useful lives of the properties. Maintenance and repairs are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Other Assets - Included in other assets are mortgage costs incurred in connection with obtaining financing on the Partnership's properties. Such costs are amortized over the initial term of the applicable loan.

Offering Costs - Costs relating to the sale of limited partnership units were deferred during the offering period and charged to the limited partners' capital accounts upon the consummation of the public offering.

Income Taxes - No provision for income taxes has been made in the financial statements since income, losses and tax credits are passed through to the individual partners.

Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid short-term investments with maturities of three months or less from date of issuance. Cash and cash equivalents include security deposits of $65,837 and $60,036 at November 30, 1994 and 1993, respectively, the use of which is restricted under certain state statutes.

Concentration of Credit Risk - Financial instruments which potentially subject the Partnership to a concentration of credit risk principally consist of cash and cash equivalents in excess of the financial institution's insurance limits. The Partnership invests available cash with high credit quality financial institutions.

Restricted Cash - Consists of escrows for real estate taxes as required by the first mortgage lender in the amount of $57,980 and $55,114 at November 30, 1994 and 1993, respectively.

3. The Partnership Agreement

The Partnership Agreement provides that net cash from operations, as defined, will be distributed quarterly, 90% to the limited partners and 10% to the General Partners.

Net loss for any fiscal year will be allocated 99% to the limited partners and 1% to the General Partners. Net income for any fiscal year will generally be allocated 90% to the limited partners and 10% to the General Partners.

Net proceeds from sales or refinancing will be distributed 100% to the limited partners until each limited partner has received an amount equal to his adjusted capital value (as defined) and an annual, cumulative 7% return thereon. The balance, if any, will be distributed 85% to the limited partners and 15% to the general partners. Generally, all gain from sales will be allocated in the same manner as net proceeds from sales or refinancing.

4. Real Estate Investments

Since inception, the Partnership has acquired five residential apartment complexes either directly or through investments in joint ventures as follows:

                                                        Date          Purchase
Property Name       Units         Location            Acquired         Price
- ------------------------------------------------------------------------------
Autumn Heights       140     Colorado Springs, CO     1/25/85      $ 9,234,438
Bernardo Point       200     San Diego, CA            1/31/85       13,413,178
Skyline Village      168     Tucson, AZ               3/20/85       10,388,068
Country Place
  Village II         100     Clearwater, FL            7/2/85        5,869,553
Ponte Vedra Beach
  Village II         124     Jacksonville, FL         8/22/85        6,547,829
- ------------------------------------------------------------------------------

On December 20, 1990, Bernardo Point was sold to an unaffiliated party. The gross sales price of $19,915,000, paid in cash, was determined based upon current market values of comparable properties in the region. After paying off the first mortgage loan of $7,400,000 and related closing costs, the Partnership received net cash proceeds of $12,275,200. Gain on sale for financial statement purposes in the fiscal year ended November 30, 1991 was $8,450,578 and was allocated to the limited partners in accordance with the Partnership Agreement. The General Partners distributed $7,760,000 of the net sales proceeds amount while the remaining balance of $4,515,000 was utilized to repay the Skyline Village mortgage loan in June 1991.

Skyline Village and Country Place Village II were acquired through joint ventures with an unaffiliated developer. To each venture, the Partnership assigned its rights to acquire the above properties and contributed cash equal to the purchase price of the properties. The developer did not make an initial capital contribution to these ventures.

Investments in real estate are recorded at the lower of cost or net realizable value. At November 30, 1992, the Partnership recorded a write-down of $380,000 to reduce the carrying value of the Country Place Village II property to its estimated net realizable value. The estimated fair value of the Country Place Village II real estate investment was significantly below the adjusted carrying value of the property recorded by the Partnership. This situation was attributed to a general weakening of the economy nationally resulting in a substantial withdrawal of liquidity from the real estate markets and increased competition in the Clearwater, Florida market. The Partnership intends to hold its properties as long-term assets.

On July 1, 1992, a Settlement Agreement was executed by and among the Partnership, Hutton/ConAm Realty Investors 81, Hutton/ConAm Realty Investors 2, Hutton/ConAm Realty Investors 4, Hutton/ConAm Realty Investors 5, as the Managing Joint Venturers, and Epoch Properties, Inc., James H. Pugh, Jr. and John H. McClintock, Jr., as the Epoch Joint Venturers (the Epoch Joint Venturers being collectively referred to herein as "Epoch"), the Partnership's partners and co-venturers in Skyline Village Apartments and Country Place Village II Apartments.

Pursuant to the Settlement Agreement, the Partnership paid $21,000 to Epoch. Epoch withdrew as a partner in the respective Joint Ventures which owned Skyline Village Apartments and Country Place Village II Apartments. General Releases were executed between the Partnership, the Joint Ventures, Epoch and Epoch Management Corporation. The title to both of these properties continues to be held by the respective Joint Ventures.

In the case of Country Place Village II, the Joint Venture form was retained. The Partnership has entered into an amended and restated Agreement of General Partnership, dated as of July 1, 1992 with its two corporate General Partners, RI 3-4 Real Estate Services, Inc. and ConAm Property Services IV, Ltd. In the case of Skyline Village, the joint venture has been converted to a limited partnership. The Partnership has entered into an amended and restated Agreement of Limited Partnership, dated as of July 1, 1992 with its two corporate General Partners, RI 3-4 Real Estate Services, Inc. and ConAm Property Services IV, Ltd., as General Partners, and the Partnership as the sole limited partner. There has been no interruption in either management or operating activities of the Partnership as a result of the settlement.

The initial joint venture agreements of Skyline Village and Country Place Village II substantially provided that:

a. Net cash from operations will be distributed 100% to the Partnership until it has received an annual, non-cumulative 12% return on its adjusted capital contribution. Any remaining balance will be distributed 60% to the Partnership and 40% to the co-venturer.

b. Net income of the joint ventures will be allocated to the Partnership and the co-venturer basically in accordance with the distribution of net cash from operations. Generally, all depreciation and losses will be allocated to the Partnership.

c. Net proceeds from a sale or refinancing will be distributed 100% to the Partnership until it has received an annual, cumulative 12% return on its adjusted capital contribution and an amount equal to 120% of its adjusted capital contribution. Distributions will then be made 75% to the Partnership and 25% to the co-venturer until the Partnership has received an amount equal to 120% of its adjusted capital contribution. Any remaining balance will be distributed 50% to the Partnership and 50% to the co-venturer.

The amended limited partnership and general partnership agreements of Skyline Village and Country Place Village II substantially provide that:

a. Available cash from operations will be distributed 100% to the Partnership until it has received an annual, non-cumulative preferred return of $675,000 and $450,000, respectively. Any remaining balance will be distributed 99% to the Partnership and 1% to the corporate General Partners.

b. Net income will be allocated first, proportionately to partners with negative capital accounts, as defined, until such capital accounts have been increased to zero then, to the Partnership up to the amount of any payments made on account of its preferred return and thereafter, 99% to the Partnership and 1% to the corporate General Partners. All net losses will be allocated first, to the partners with positive capital accounts, as defined, until such accounts have been reduced to zero and then 99% to the Partnership and 1% to the corporate General Partners.

c. Income from a sale will be allocated first, to the Partnership until the Partnership's capital accounts, as defined, are equal to the fair market value of the ventures' assets at the date of the amendment. Then, any remaining balance will be allocated 99% to the Partnership and 1% to the corporate General Partners. Net proceeds from a sale or refinancing will be distributed first to the partners with the positive capital account balance, as defined; thereafter, 99% to the Partnership and 1% to the corporate General Partners.


5. Mortgages Payable

The Partnership's first mortgage loans are comprised as follows:

Autumn Heights - On October 9, 1985, the Partnership obtained a first mortgage loan of $4,600,000 collateralized by a deed of trust encumbering Autumn Heights. The loan had an initial term of five years and bore interest at an annual rate of 11% with monthly payments of interest only for the first two years. The loan was extended in 1990 for an additional three years bearing interest at an annual rate of 10.00%. The remaining balance of $4,422,269 matured November 1, 1993. A regular monthly mortgage payment was made on November 30, 1993 resulting in a principal balance of $4,411,215 at November 30, 1993. The General Partners submitted a financing application to the existing lender, John Hancock Life Insurance Company ("John Hancock"), along with a refundable good faith deposit equal to 2% of the new loan balance of $5.5 million; 1% of the deposit was refundable and 1% represented John Hancock's financing fee. John Hancock issued a loan commitment dated May 28, 1993.

On January 6, 1994, the Partnership obtained replacement financing from John Hancock. Total proceeds of $5,500,000 were received and are collateralized by a Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents Agreement encumbering the property. The loan is for a term of seven years and bears interest at an annual rate of 8% requiring monthly installments of principal and interest based on a 25 year amortization schedule. The loan requires monthly real estate tax escrow fundings. The proceeds in excess of the maturing loan balance, approximately $1 million, were added to the Partnership's cash reserve. Annual maturities for principal will be $77,465 in fiscal year 1995, $83,894 in fiscal year 1996, $90,857 in fiscal year 1997, $98,399 in fiscal year 1998, $106,566 in fiscal year 1999, and $4,976,987 thereafter.

Skyline Village - On December 20, 1991, the venture obtained a first mortgage loan of $3,350,000 collateralized by a deed of trust, the land and the improvements, and an assignment of rents and security encumbering Skyline Village. The loan is for a term of seven years and bears interest at an annual rate of 10.125% requiring monthly installments of principal and interest. Annual maturities for principal will be $41,698 in fiscal year 1995, $46,122 in fiscal year 1996, $51,014 in fiscal year 1997, $56,426 in fiscal year 1998, and $3,054,594 in fiscal year 1999.

On May 27, 1992 the General Partners made a special cash distribution to the limited partners with a portion of the mortgage loan proceeds. On January 27, 1994, the General Partners made an additional special cash distribution to the limited partners from the remaining mortgage loan proceeds.

Country Place Village II - On July 15, 1985, the venture obtained a first mortgage loan of $3,000,000 collateralized by a mortgage encumbering Country Place Village II. The loan had an initial term of five years and bore interest at an annual rate of 12.5% with monthly interest payments only. The loan was extended in 1990 for an additional five years bearing interest at an annual rate of 10.15% with monthly principal and interest payments. The mortgage matures in July 1995, with the remaining principal of $2,900,075 due. As a result of this future maturity, the General Partners are currently marketing the property for sale. In the event that a sale of the property is not completed by the maturity date, the Partnership has sufficient cash reserves to fully satisfy the mortgage obligation.

Annual maturities of mortgage notes principal at November 30, over the next five fiscal years are as follows:

        Year                       Amount
        -------------------------------------
        1995                    $ 3,033,660
        1996                        130,016
        1997                        141,871
        1998                        154,825
        1999                      3,161,160
        Thereafter                4,976,987
                                  ---------
                                $11,598,519


6. Transactions with the General Partners and Affiliates

The following is a summary of fees earned and reimbursable expenses for the years ended November 30, 1994, 1993 and 1992, and the unpaid portion at November 30, 1994:

                                Unpaid at
                                November 30,               Earned
                                1994            1994         1993        1992
- -----------------------------------------------------------------------------
Reimbursement of:
  Administrative salaries
    and expenses               $ 20,130       $ 39,251   $ 51,164    $ 42,558
  Out-of-pocket expenses             -           1,434      2,854       1,321
  Property operating salaries        -         280,845    274,314     253,783
Property management fees         17,877        207,193    194,835     185,122
- -----------------------------------------------------------------------------
                               $ 38,007       $528,723   $523,167    $482,784
                                 ======        =======    =======     =======

The above amounts have been paid and/or accrued to the general partners and affiliates as follows:


                                Unpaid at
                                November 30,                Earned
                                1994            1994         1993        1992
- -----------------------------------------------------------------------------
Lehman Brothers and
  affiliates                   $ 20,130       $ 40,685   $ 54,018    $ 43,879
ConAm and affiliates             17,877        488,038    469,149     438,905
- -----------------------------------------------------------------------------
                               $ 38,007       $528,723   $523,167    $482,784
                                 ======        =======    =======     =======


7. Reconciliation of Financial Statement and Tax Information

The following is a reconciliation of net income (loss) for financial statement purposes to net loss for federal income tax purposes for the years ended November 30, 1994, 1993 and 1992:

                                        1994            1993           1992
                                       ------          ------         ------
Net income (loss) per financial
   statements                      $   17,509       $   2,707     $ (453,699)

Depreciation deducted for tax
   purposes in excess of depreciation
   expense per financial statements  (182,687)       (182,688)      (211,074)

Provision for loss on investments
   in real estate not deductible
   for tax purposes                        -               -         380,000

Tax basis joint venture net income
   (loss) in excess of GAAP basis
   joint venture net loss            (172,232)       (170,796)        34,587

Other                                    (949)         (1,587)      (186,069)
                                      -------         -------        -------
     Taxable net loss              $ (338,359)     $ (352,364)    $ (436,255)
                                      =======         =======        =======

The following is a reconciliation of partners' capital for financial statement purposes to partners' capital for federal income tax purposes as of November 30, 1994, 1993 and 1992:

                                         1994           1993           1992
                                      ---------       --------       --------
Partners' capital per
   financial statements             $15,366,633    $18,993,568     $19,701,972

Adjustment for cumulative
   difference between tax
   basis net income (loss) and
   net income (loss) per
   financial statements              (3,889,478)   (3,533,610)      (3,178,539)
                                     ----------    ----------       ----------
Partners' capital per tax return    $11,477,155   $15,459,958      $16,523,433
                                     ==========    ==========       ==========

8. Distributions Paid

Cash distributions, per the consolidated statements of partners' capital, are recorded on the accrual basis, which recognizes specific record dates for payments within each fiscal year; the consolidated statements of cash flows recognize actual cash distributions paid during the fiscal year. The following table discloses the annual amounts as presented on the consolidated financial statements:


          Distributions                                       Distributions
                Payable     Distributions     Distributions         Payable
      Beginning of Year:        Declared:              Paid:    November 30:
      ------------------    -------------     --------------   -------------
1994          $  222,222      $ 3,644,444        $ 3,555,555      $  311,111
1993             133,333          711,111            622,222         222,222
1992             133,333        1,333,334          1,333,334         133,333


9. Supplementary Information

Maintenance and repairs, advertising costs, and real estate taxes included in property operating expenses for the years ended November 30, 1994, 1993 and 1992, are as follows:

                                        1994            1993            1992
                                       ------        ---------       --------
  Maintenance and repairs          $  770,717       $  592,532     $  542,556
  Advertising costs                    59,299           46,913         47,921
  Real estate taxes                   301,181          304,742        260,753



                       REPORT OF INDEPENDENT ACCOUNTANTS

              To the Partners of Hutton/ConAm Realty Investors 3:

We have audited the consolidated balance sheets of Hutton/ConAm Realty Investors 3, a California limited partnership, and Consolidated Ventures, as of November 30, 1994 and 1993 and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended November 30, 1994. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hutton/ConAm Realty Investors 3, a California limited partnership, and Consolidated Ventures as of November 30, 1994 and 1993 and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1994 in conformity with generally accepted accounting principles.

/S/ COOPERS & LYBRAND

Hartford, Connecticut
January 25, 1995


               Comparison of Acquisition Costs to Appraised Value and Determination of Net Asset Value Per $300 Unit
                        at November 30, 1994 (Unaudited)

                                    Acquisition Cost
                                     (Purchase Price         Partnership's
                                        Plus General              Share of
                                            Partners'          November 30,
                                         Acquisition        1994 Appraised
Property        Date of Acquisition            Fees)             Value (1)
- --------------------------------------------------------------------------
Autumn Heights            01-25-85      $  9,687,174          $  9,900,000
Skyline Village           03-20-85        10,838,195             8,100,000
Country Place Village II  07-02-85         6,154,264             4,150,000
Ponte Vedra Beach
   Village II             08-22-85         6,869,917             5,450,000
                                           ---------             ---------
                                        $ 33,549,550          $ 27,600,000

Cash and cash equivalents                                        4,271,128
Other assets                                                        18,914
                                                                 ---------
                                                                31,890,042
Less:
   Total liabilities                                           (12,247,013)
                                                                ----------
Partnership Net Asset Value (2)                               $ 19,643,029
                                                                ==========
Net Asset Value Allocated:
   Limited Partners                                           $ 19,643,029
   General Partners                                                     -
                                                                ----------
                                                              $ 19,643,029
                                                                ==========
Net Asset Value Per Unit
   (80,000 units outstanding)                                      $245.54
                                                                    ======

(1) This represents the Partnership's share of the November 30, 1994 Appraised Values which were determined by an independent property appraisal firm.

(2) The Net Asset Value assumes a hypothetical sale at November 30, 1994 of all the Partnership's properties at a price based upon their value as a rental property as determined by an independent property appraisal firm, and the distribution of the proceeds of such sale, combined with the Partnership's cash after liquidation of the Partnership's liabilities, to the Partners.

Limited Partners should note that appraisals are only estimates of current value and actual values realizable upon sale may be significantly different. A significant factor in establishing an appraised value is the actual selling price for properties which the appraiser believes are comparable. In addition, the appraised value does not reflect the actual costs which would be incurred in selling the properties. As a result of these factors and the illiquid nature of an investment in Units of the Partnership, the variation between the appraised value of the Partnership's properties and the price at which Units of the Partnership could be sold is likely to be significant. Fiduciaries of Limited Partners which are subject to ERISA or other provisions of law requiring valuations of Units should consider all relevant factors, including, but not limited to Net Asset Value per Unit, in determining the fair market value of the investment in the Partnership for such purposes.



                        HUTTON/CONAM REALTY INVESTORS 3
             Schedule XI - Real Estate and Accumulated Depreciation
                               November 30, 1994


                                                               Cost Capitalized
                                               Initial               Subsequent
                                          Cost to Partnership    To Acquisition
                                          -------------------    --------------
                                                                          Land,
                                                  Buildings and   Buildings and
Description             Encumbrances      Land     Improvements    Improvements
- -------------------------------------------------------------------------------
Residential Property:
Partnership Owned:

Autumn Heights
Colorado Springs, CO   $  5,434,168   $ 1,581,000  $  8,123,598   $     55,250

Ponte Vedra Beach
  Village II
  Jacksonville, FL              -         788,000     6,138,289        112,568
                          ---------     ---------     ---------      ---------
                          5,434,168     2,369,000    14,261,887        167,818

Consolidated Ventures:
Skyline Village
Tucson, AZ                3,249,854     3,410,000     7,510,205        104,972

Country Place Village II
Clearwater, FL            2,914,497     1,400,000     4,799,016         86,528

Provision for Loss               -             -             -              -
                          ---------     ---------     ---------       --------
                       $ 11,598,519  $  7,179,000  $ 26,571,108   $    359,318
                         ==========     =========    ==========       ========


                        HUTTON/CONAM REALTY INVESTORS 3
             Schedule XI - Real Estate and Accumulated Depreciation
                                  (Continued)
                               November 30, 1994

                                     Gross Amount
                          at Which Carried at Close of Period
                          -----------------------------------

                                     Buildings and                  Accumulated
Description                  Land     Improvements        Total    Depreciation
- -------------------------------------------------------------------------------
Residential Property:
Partnership Owned:

Autumn Heights
Colorado Springs, CO   $  1,589,840   $  8,170,008  $  9,759,848  $   3,329,055

Ponte Vedra Beach
  Village II
  Jacksonville, FL          789,882      6,248,975     7,038,857      2,367,275
                          ---------      ---------     ---------      ---------
                          2,379,722     14,418,983    16,798,705      5,696,330

Consolidated Ventures:
  Skyline Village
  Tucson, AZ              3,437,946      7,587,231    11,025,177      3,060,959

Country Place Village II
  Clearwater, FL          1,402,797      4,882,747     6,285,544      1,872,487

Provision for Loss               -        (380,000)     (380,000)            -
                          ---------      ---------     ---------      ---------
                        $ 7,220,465   $ 26,508,961  $ 33,729,426  $  10,629,776
                          =========     ==========    ==========     ==========
                                                          (1)            (2)



                        HUTTON/CONAM REALTY INVESTORS 3
             Schedule XI - Real Estate and Accumulated Depreciation
                                  (continued)
                               November 30, 1994


                                                            Life on which
                                                             Depreciation
                                                                in Latest
                        Date of             Date        Income Statements
Description             Construction    Acquired              is Computed
- -------------------------------------------------------------------------
Residential Property:
Partnership Owned:

Autumn Heights
Colorado Springs, CO       1983-1985     01/25/85                  (3)

Ponte Vedra Beach
  Village II
  Jacksonville, FL         1984-1985     08/22/85                  (3)

Consolidated Ventures:
Skyline Village
Tucson, AZ                 1984-1985     03/20/85                  (3)

Country Place Village II
Clearwater, FL             1984-1985     07/02/85                  (3)

     (1) The aggregate cost for financial reporting and Federal income tax purposes is $33,729,426 and $34,109,426, respectively. The 1992 provision for loss is not recognized for Federal income tax purposes (see Note 4)

     (2) The amount of accumulated depreciation for Federal income tax purposes is $18,841,448.

     (3)  Buildings and improvements - 25 years; personal property - 10 years.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended November 30, 1994, 1993 and 1992:

Real Estate investments:                1994            1993            1992
                                        ------------------------------------
Beginning of year                  $ 33,583,397   $ 33,574,525  $ 33,924,674
Acquistions                             146,029          8,872        29,851
Dispositions                                 -              -       (380,000)
                                     ----------     ----------    ----------
End of year                        $ 33,729,426   $ 33,583,397  $ 33,574,525
                                     ==========     ==========    ==========

Accumulated Depreciation:

Beginning of year                  $  9,533,654   $  8,438,736  $  7,323,676
Depreciation expense                  1,096,122      1,094,918     1,115,060
                                      ---------      ---------     ---------
End of year                        $ 10,629,776      9,533,654  $  8,438,736
                                     ==========      =========     =========



                       REPORT OF INDEPENDENT ACCOUNTANTS


Our report on the financial statements of Hutton/ConAm Realty Investors 3, a New York limited partnership, has been incorporated by reference in this Form 10-K from the Annual Report to unitholders of Hutton/ConAm Realty Investors 3 for the year ended November 30, 1994. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/S/ COOPERS & LYBRAND

Hartford, Connecticut
January 25, 1995