Form 10-Q
period 1995-02-28
HUTTON CONAM REALTY INVESTORS 3
filed 1995-04-14
CIK 711389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

              For the quarterly period ended    February 28, 1995


                                       OR


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-11769


                        HUTTON/CONAM REALTY INVESTORS 3

             (Exact name of registrant as specified in its charter)




California                                                     13-3176625

(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

3 World Financial Center, 29 Floor, New York, NY                    10285

(Address of principal executive offices)                         (Zip Code)

(212) 526-3237

(Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



Consolidated Balance Sheets


                                                  February 28,    November 30,
Assets                                                   1995            1994

Investments in real estate:
        Land                                     $  7,220,465    $  7,220,465
        Buildings and improvements                 26,561,032      26,508,961

                                                   33,781,497      33,729,426
        Less- accumulated depreciation            (10,904,099)    (10,629,776)

                                                   22,877,398      23,099,650
Cash and cash equivalents                           4,134,496       4,213,148
Restricted cash                                        96,205          57,980
Other assets, net of accumulated amortization of
 $87,914 in 1995 and $77,160 in 1994                  218,435         242,868

                Total Assets                     $ 27,326,534    $ 27,613,646


Liabilities and Partners' Capital

Liabilities:
        Mortgages payable                        $ 11,563,617     $ 11,598,519
        Distribution payable                          222,222          311,111
        Accounts payable and accrued expenses         169,688          137,709
        Due to general partners and affiliates         38,388           38,007
        Security deposits                             158,147          161,667

                Total Liabilities                  12,152,062       12,247,013

Partners' Capital (Deficit):
        General Partners                             (792,730)       (773,514)
        Limited Partners                           15,967,202      16,140,147

                Total Partners' Capital            15,174,472      15,366,633

                Total Liabilities and
                Partners' Capital                $ 27,326,534   $  27,613,646




Consolidated Statement of Partners' Capital (Deficit)
For the three months ended February 28, 1995

                                        General         Limited
                                        Partners        Partners         Total

Balance at December 1, 1994           $ (773,514)   $ 16,140,147  $ 15,366,633
Net income                                 3,006          27,055        30,061
Cash distributions                       (22,222)       (200,000)     (222,222)

Balance at February 28, 1995          $ (792,730)   $ 15,967,202  $ 15,174,472



Consolidated Statements of Operations
For the three months ended February 28, 1995 and 1994


Income                                            1995                    1994

Rental                                     $ 1,069,833             $ 1,013,392
Interest                                        54,273                  35,688

Total Income                                 1,124,106               1,049,080

Expenses

Property operating                             511,550                 406,959
Depreciation and amortization                  285,077                 281,967
Interest                                       264,640                 267,699
General and administrative                      32,778                  38,677

Total Expenses                               1,094,045                 995,302

  Net Income                                  $ 30,061                $ 53,778

Net Income Allocated:

To the General Partners                        $ 3,006                $  5,378
To the Limited Partners                         27,055                  48,400

                                              $ 30,061                $ 53,778

Per limited partnership unit
        (80,000 outstanding)                      $.34                    $.61

Consolidated Statements of Cash Flows
For the three months ended February 28, 1995 and 1994

Cash Flows from Operating Activities:             1995                    1994

Net income                                    $ 30,061                $ 53,778
Adjustments to reconcile net income to net
cash provided by operating activities:
    Depreciation and amortization              285,077                 281,967
    Increase (decrease) in cash arising
    from changes in operating assets
    and liabilities:
       Fundings to restricted cash             (64,454)                (31,761)
       Release of restricted cash to
       property operations                      26,229                  23,888
       Other assets                             13,679                  53,629
       Accounts payable and accrued expenses    31,979                  29,004
       Due to general partners and affiliates      381                   4,036
       Security deposits                        (3,520)                  3,300

Net cash provided by operating activities      319,432                 417,841

Cash Flows from Investing Activities:

    Additions to real estate                   (52,071)                (26,465)

Net cash used for investing activities         (52,071)                (26,465)

Cash Flows from Financing Activities:

    Mortgage borrowings                             --               5,500,000
    Mortgage principal payments                (34,902)             (4,437,435)
    Distributions                             (311,111)             (2,622,222)
    Refund of deposit on mortgage refinancing       --                  55,000
    Mortgage fees                                   --                 (50,473)

Net cash used for financing activities        (346,013)             (1,555,130)

Net decrease in cash and cash equivalents      (78,652)             (1,163,754)
Cash and cash equivalents at beginning
of period                                    4,213,148               5,775,115

Cash and cash equivalents at end of period $ 4,134,496             $ 4,611,361

Supplemental Disclosure of Cash Flow Information:

    Cash paid during the period for interest $ 264,640              $  267,699


Notes to Consolidated Financial Statements


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of February 28, 1995 and the results of operations, changes in partners' capital and cash flows for the three months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal 1994, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At February 28, 1995, the Partnership had cash and cash equivalents of $4,134,496, which were invested in both affiliated and unaffiliated money market funds. The Partnership also maintains a restricted cash balance, which totaled $96,205 at February 28, 1995, representing real estate tax escrows required under the terms of the Autumn Heights and Skyline Village loans. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

On July 15, 1995, the loan secured by Country Place II, in the amount $2,900,075, will mature. The General Partners previously determined that it would be in the Partnership's best interests to pay-off this loan at maturity due to the likely principal paydown and significant expenses associated with a refinancing. As a result of improving market conditions, the General Partners are currently marketing some of the properties for sale and recently entered into preliminary negotiations with an institutional buyer to sell Country Place
II. There can be no assurance, however, that the sale will be completed or that any particular price for the property can be obtained. Should the sale close prior to the July 15, 1995 maturity date, net sale proceeds will first be applied to repay the loan and the balance will be distributed to the Limited Partners as a return of capital. In addition, the General Partners will likely return reserves held specifically against the Country Place Village II loan. If the sale does not occur or closes after July 15, 1995 the Partnership's reserves will be used to repay the loan.

The General Partners declared a cash distribution of $2.50 per Unit for the quarter ended February 28, 1995, which was paid to investors on April 18, 1995. The level and timing of future distributions will be reviewed on a quarterly basis by the General Partners.

Results of Operations

Partnership operations for the three months ended February 28, 1995 resulted in net income of $30,061, compared with net income of $53,778 for the corresponding period in fiscal 1994. After adding back depreciation and amortization, both non-cash expenses, and subtracting mortgage amortization, operations generated cash flow of $280,236 for the three months ended February 28, 1995, compared with cash flow of $309,525 for the corresponding period in fiscal 1994. The decrease in net income and cash flow for the three months ended February 28, 1995 is primarily attributable to an increase in property operating expenses, partially offset by an increase in rental income.

Rental income for the three months ended February 28, 1995 totalled $1,069,833, compared with $1,013,392 for the corresponding period in fiscal 1994. The increase reflects higher rental income at all of the Partnership's properties during 1995, particularly Autumn Heights, due to increased rental rates, as well as augmented revenue derived from renting furniture and appliances.

Total expenses for the three months ended February 28, 1995 were $1,094,045, compared with $995,302 for the corresponding period in fiscal 1994. The increase in total expenses is due primarily to an increase in property operating expenses, in particular repair and maintenance expenses, which increased at all of the Partnership's properties. The largest increase was at Autumn Heights, reflecting the cost of painting the building's exteriors. Real estate taxes and rental administrative expenses also increased at all of the Partnership's properties.

For the three months ended February 28, 1995 and 1994, average occupancy levels at each of the properties were as follows:

                                                        Three Months Ended
                                                           February 28,
Property                                               1995           1994
Autumn Heights                                          96%            97%
Ponte Vedra Beach Village II                            94%            93%
Skyline Village                                         97%            98%
Country Place Village II                                95%            96%



PART II OTHER INFORMATION

	Items 1-5	Not applicable


        Item 6          Exhibits and Reports on Form 8-K.

                        (a)  Exhibits:  None

                        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three month period covered by this report.





                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        HUTTON/CONAM REALTY INVESTORS 3

	BY:		RI 3-4 Real Estate Services, Inc.
												General Partner


        Dated:          April 13, 1995


        BY:             /S/ Paul L. Abbott
        Name:           Paul L. Abbott
        Title:          Director, President, Chief Executive Officer
                        and Chief Financial Officer