Form 10-Q
period 1995-05-31
HUTTON CONAM REALTY INVESTORS 3
filed 1995-07-14
CIK 711389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549 FORM
                                      10-Q



(Mark One) X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1995

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                 to


                        Commission file number: 0-11769

                        HUTTON/CONAM REALTY INVESTORS 3

             (Exact name of registrant as specified in its charter)



        California                                 13-3176625

(State or other jurisdiction of                   (I.R.S. Employer
Incorporation or organization)                     identification No.)

3 World Financial Center, 29th Floor, New York, NY		  10285
Attention:  Andre Anderson
(Address of principal executive offices)                        (Zip code)


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




                          Consolidated Balance Sheets


                                               May 31,          November 30,
Assets                                           1995                  1994

Investments in real estate:
  Land                                  $   7,220,465      $      7,220,465
  Buildings and improvements               26,561,032            26,508,961

                                           33,781,497            33,729,426
  Less accumulated depreciation           (11,171,625)          (10,629,776)

                                           22,609,872            23,099,650
Cash and cash equivalents                   4,319,713             4,213,148
Restricted cash                                61,304                57,980
Other assets, net of accumulated
 amortization of $98,668 in 1995
 and $77,160 in 1994                          207,681              242,868

                Total Assets           $   27,198,570      $     27,613,646


Liabilities and Partners' Capital

Liabilities:
  Mortgages payable                    $   11,527,926      $     11,598,519
  Distribution payable                       222,222                311,111
  Accounts payable and accrued expenses      194,747                137,709
  Due to general partners and affiliates      37,119                 38,007
  Security deposits                          154,728                161,667

            Total Liabilities             12,136,742             12,247,013

Partners' Capital (Deficit):
  General Partners                          (803,994)              (773,514)
  Limited Partners                        15,865,822             16,140,147

            Total Partners' Capital       15,061,828             15,366,633

            Total Liabilities and
            Partners' Capital          $  27,198,570       $     27,613,646




             Consolidated Statement of Partners' Capital (Deficit)
                     For the six months ended May 31, 1995

                                        General         Limited
                                       Partners        Partners          Total

Balance at December 1, 1994         $  (773,514)  $  16,140,147   $ 15,366,633
Net income                               13,964         125,675        139,639
Cash distributions                      (44,444)       (400,000)      (444,444)

Balance at May 31, 1995             $  (803,994)  $  15,865,822   $ 15,061,828


                     Consolidated Statements of Operations

                                Three months ended            Six months ended
                                      May 31,                      May 31,
Income                           1995         1994             1995        1994

Rental                    $ 1,083,953  $ 1,026,825      $ 2,153,786 $ 2,040,217
Interest                       59,972       30,683          114,245      66,371

    Total Income            1,143,925    1,057,508        2,268,031   2,106,588

Expenses

Property operating            456,542      436,862          968,092     843,821
Depreciation and
amortization                  278,280      285,252          563,357     567,219
Interest                      263,851      266,905          528,491     534,604
General and administrative     35,674       41,454           68,452      80,131

     Total Expenses         1,034,347    1,030,473        2,128,392   2,025,775

     Net Income           $   109,578  $    27,035      $   139,639 $    80,813

Net Income Allocated:

To the General Partners   $    10,958  $     2,703      $    13,964 $     8,081
To the Limited Partners        98,620       24,332          125,675      72,732

                          $   109,578  $    27,035      $   139,639 $    80,813

Per limited partnership unit
(80,000 outstanding)      $      1.23  $       .30      $      1.57 $       .91



                     Consolidated Statements of Cash Flows
                 For the six months ended May 31, 1995 and 1994

Cash Flows from Operating Activities:                  1995                1994

Net income                                     $    139,639        $     80,813
Adjustments to reconcile net income to
net cash provided by operating activities:
  Depreciation and amortization                     563,357             567,219
  Increase (decrease) in cash arising
  from changes in operating
  assets and liabilities:
    Fundings to restricted cash                     (76,633)            (67,749)
    Release of restricted cash
    to property operations                           73,309              70,000
    Other assets                                     13,679              56,055
    Accounts payable and accrued expenses            57,038              50,724
    Due to general partners and affiliates             (888)              2,851
    Security deposits                                (6,939)             15,122

Net cash provided by operating activities           762,562             775,035

Cash Flows from Investing Activities:

  Additions to real estate                          (52,071)            (40,591)

Net cash used for investing activities              (52,071)            (40,591)

Cash Flows from Financing Activities:

        Mortgage borrowings                               0           5,500,000
        Mortgage principal payments                 (70,593)         (4,470,071)
        Distributions                              (533,333)         (2,933,333)
        Refund of deposit on mortgage refinancing         0              55,000
        Mortgage fees                                     0             (74,332)

Net cash used for financing activities             (603,926)         (1,922,736)

Net increase (decrease) in cash
and cash equivalents                                106,565          (1,188,292)
Cash and cash equivalents at
beginning of period                               4,213,148           5,775,115

Cash and cash equivalents at end of period     $  4,319,713        $  4,586,823

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for interest     $    528,491        $    534,604

                 Notes to the Consolidated Financial Statements


The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1994 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of May 31, 1995 and the results of operations and cash flows for the six months ended May 31, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the six months ended May 31, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal 1994 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

The Partnership entered into a contract with an institutional buyer to sell Country Place Village II for $3,890,000. On July 3, 1995, the institutional buyer provided an additional deposit of $30,000 in connection with the sale. While there can be no assurance that the sale will be completed, the funds currently on deposit (totalling $80,000) would be retained by the Partnership if the sale does not close.

On June 29, 1995, the Partnership paid $2,925,099, representing principal and interest, from cash reserves to fully satisfy its mortgage obligation on Country Place Village II.


Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At May 31, 1995, the Partnership had cash and cash equivalents of $4,319,713, which were invested in unaffiliated money market funds. The Partnership also maintains a restricted cash balance, which totaled $61,304 at May 31, 1995, representing real estate tax escrows required under the terms of the Autumn Heights and Skyline Village loans. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

As a result of improving market conditions, the General Partners entered into a contract with an institutional buyer to sell Country Place Village II for $3,890,000. On July 3, 1995, the institutional buyer provided a final deposit in connection with the sale. While there can be no assurance that the sale will be completed, the funds of $80,000 currently on deposit would be retained by the Partnership if the sale does not close. Once the sale does close, which is expected to occur in late July 1995, a portion of the proceeds will be distributed to the Limited Partners as a return of capital. The exact timing and amount of this distribution has not been determined.

The loan secured by Country Place Village II was scheduled to mature on July 1, 1995. The General Partners previously determined that it would be in the Partnership's best interests to pay off this loan due to the likely principal paydown and significant expenses associated with a refinancing. Consequently, the Partnership utilized $2,925,099 of its reserves to repay the loan on June 29, 1995.

Accounts payable and accrued expenses were $194,747 at May 31, 1995, compared with $137,709 for fiscal year end 1994. The increase is primarily attributable to accruals for real estate taxes to be paid later in the year.

The General Partners declared a cash distribution of $2.50 per Unit for the quarter ended May 31, 1995, which will be paid to the limited partners on July 17, 1995. The level and timing of future distributions will be reviewed on a quarterly basis by the General Partners.

Results of Operations

Partnership operations for the three and six months ended May 31, 1995 resulted in net income of $109,578 and $139,639, respectively, compared with net income of $27,035 and $80,813 for the corresponding periods in fiscal 1994. After adding back depreciation and amortization, both non-cash expenses, and subtracting mortgage amortization, operations generated cash flow of $352,167 and $632,403, respectively, for the three and six months ended May 31, 1995, compared with cash flow of $279,651 and $589,176 for the corresponding periods in fiscal 1994. The increase in net income and cash flow for the three and six months ended May 31, 1995 is primarily attributable to an increase in rental and interest income, partially offset by an increase in property operating expenses.

Rental income for the three and six months ended May 31, 1995 totalled $1,083,953 and $2,153,786, respectively, compared with $1,026,825 and
$2,040,217 for the corresponding periods in fiscal 1994. The increases reflect higher rental income at all of the Partnership's properties during 1995, due to increased rental rates in 1995. Interest income for the three and six months ended May 31, 1995 totalled $59,972 and $114,245, respectively, compared with $30,683 and $66,371 for the corresponding periods in fiscal 1994. Interest income rose due to an increase in the interest rates earned on the Partnership's cash balance.

Total expenses for the three and six months ended May 31, 1995 were $1,034,347 and $2,128,392, respectively, compared with $1,030,473 and $2,025,775 for the corresponding periods in fiscal 1994. The increase in total expenses is due primarily to an increase in property operating expenses, in particular repair and maintenance expenses, which increased at three of the Partnership's properties. The largest increase was at Autumn Heights, primarily reflecting the cost of painting the buildings' exteriors.

For the three and six months ended May 31, 1995 and 1994, average occupancy levels at each of the properties were as follows:

                                Three Months Ended      Six Months Ended
                                     May 31,                  May 31,
Property                          1995        1994      1995        1994
Autumn Heights                     96%         96%       96%         97%
Ponte Vedra Beach Village II       94%         95%       94%         94%
Skyline Village                    95%         97%       96%         97%
Country Place Village II           95%         96%       95%         96%



PART II	OTHER INFORMATION


Items 1-5	Not applicable


Item 6	Exhibits and Reports on Form 8-K.

	(a)	Exhibits:  None

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


Dated:   July 14, 1995




                BY:      /S/ Paul L. Abbott
                Name:    Paul L. Abbott
                Title:   Director, President,
                         Chief Executive Officer
                         and Chief Financial Officer