Form 10-Q
period 1995-08-31
HUTTON CONAM REALTY INVESTORS 3
filed 1995-10-16
CIK 711389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1995

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-11769


                        HUTTON/CONAM REALTY INVESTORS 3

             (Exact name of registrant as specified in its charter)


        California                                      13-3176625

(State or other jurisdiction of                       (I.R.S. Employer
 Incorporation or organization)                       identification No.)

3 World Financial Center, 29th Floor, New York, NY
ATTN: Andre Anderson                                       10285

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



Consolidated Balance Sheets


                                             August 31,            November 30,
Assets                                            1995                    1994

Investments in real estate:
  Land                                   $   5,817,668        $      7,220,465
  Buildings and improvements                22,058,284              26,508,961

                                            27,875,952              33,729,426
  Less accumulated depreciation             (9,428,473)            (10,629,776)

                                            18,447,479              23,099,650
Cash and cash equivalents                    1,260,981               4,213,148
Restricted cash                                 73,270                  57,980
Other assets, net of accumulated
amortization of $109,422 in 1995 and
$77,160 in 1994                                194,927                 242,868

     Total Assets                        $  19,976,657        $     27,613,646


Liabilities and Partners' Capital

Liabilities:
  Mortgages payable                      $   8,595,630        $     11,598,519
  Distribution payable                         222,222                 311,111
  Accounts payable and accrued expenses        219,720                 137,709
  Due to general partners and affiliates        60,396                  38,007
  Security deposits                            119,046                 161,667

     Total Liabilities                       9,217,014              12,247,013

Partners' Capital (Deficit):
  General Partners                            (826,653)               (773,514)
  Limited Partners                          11,586,296              16,140,147

     Total Partners' Capital                10,759,643              15,366,633

     Total Liabilities and
     Partners' Capital                   $  19,976,657        $     27,613,646



Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended August 31, 1995

                                          General         Limited
                                         Partners        Partners         Total

Balance at December 1, 1994         $    (773,514)  $  16,140,147  $ 15,366,633
Net income                                 13,527          46,149        59,676
Cash distributions                        (66,666)     (4,600,000)   (4,666,666)

Balance at August 31, 1995          $    (826,653)  $  11,586,296  $ 10,759,643


Consolidated Statements of Operations

                                    Three months ended        Nine months ended
                                        August 31,                August 31,
Income                             1995           1994         1995        1994

Rental                       $  977,296   $  1,040,341  $ 3,131,082 $ 3,080,558
Interest                         47,150         37,145      161,395     103,516

  Total Income                1,024,446      1,077,486    3,292,477   3,184,074

Expenses

Property operating              505,094        491,798    1,473,186   1,335,619
Depreciation and amortization   256,865        284,863      820,222     852,082
Interest                        212,365        266,168      740,856     800,772
General and administrative       46,093         29,365      114,545     109,496

  Total Expenses              1,020,417      1,072,194    3,148,809   3,097,969

Income from operations            4,029          5,292      143,668      86,105

Loss on sale of property        (83,992)             0      (83,992)          0

     Net Income (Loss)       $  (79,963)  $      5,292  $    59,676 $    86,105

Net Income (Loss) Allocated:

To the General Partners      $     (437)  $        529  $    13,527 $     8,610
To the Limited Partners         (79,526)         4,763       46,149      77,495

                             $  (79,963)  $      5,292  $    59,676 $    86,105

Per limited partnership unit
        (80,000 outstanding) $     (.99)  $        .06  $       .58 $       .97


Consolidated Statements of Cash Flows
For the nine months ended August 31, 1995 and 1994

Cash Flows from Operating Activities:             1995                   1994

Net income                               $      59,676        $        86,105
Adjustments to reconcile net income
to net cash provided by
operating activities:
  Depreciation and amortization                820,222                852,082
  Loss on sale of property                      83,992                      0
  Increase (decrease) in cash arising
  from changes in operating assets
  and liabilities:
     Funding to restricted cash               (114,829)              (105,746)
     Release of restricted cash to
      property operations                       99,539                 93,888
     Other assets                               15,679                 53,516
     Accounts payable and accrued expenses      82,011                 94,135
     Due to general partners and affiliates     22,389                  2,642
     Security deposits                         (42,621)                15,978

Net cash provided by operating activities    1,026,058              1,092,600

Cash Flows from Investing Activities:

  Net proceeds from sale of property         3,832,290                      0
  Additions to real estate                     (52,071)               (50,569)

Net cash provided by (used for)
investing activities                         3,780,219                (50,569)

Cash Flows from Financing Activities:

  Mortgage borrowings                                0               5,500,000
  Mortgage principal payments               (3,002,889)             (4,503,445)
  Distributions                             (4,755,555)             (3,244,444)
  Refund of deposit on mortgage refinancing          0                  55,000
  Mortgage fees                                      0                 (74,496)

Net cash used for financing activities      (7,758,444)             (2,267,385)

Net decrease in cash and cash equivalents   (2,952,167)             (1,225,354)
Cash and cash equivalents at
beginning of period                          4,213,148               5,775,115

Cash and cash equivalents at
end of period                            $   1,260,981        $      4,549,761

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest $     740,856        $        800,772

Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1994 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of August 31, 1995 and the results of operations and cash flows for the nine months ended August 31, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the nine months ended August 31, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal 1994 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

On July 20, 1995, the Partnership closed on the sale of Country Place Village II (the "Property"). The Property sold for $3,890,000 to an institutional buyer (the "Buyer"), which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. The Partnership received net proceeds of $3,832,290. The transaction resulted in a loss on sale for the Property of $83,992 which is reflected in the Partnership's statement of operations for the period ending August 31, 1995.

On August 22, 1995, the General Partners paid a special distribution of $4,000,000 to the limited partners. The special distribution was comprised of the net proceeds from the sale of the Property and $167,710 from the Partnership's cash reserves.

On June 29, 1995, the Partnership paid $2,925,099, representing principal and interest, from cash reserves to fully satisfy its mortgage obligation on Country Place Village II.


Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At August 31, 1995, the Partnership had cash and cash equivalents of $1,260,981, which were invested in unaffiliated money market funds. The Partnership also maintains a restricted cash balance, which totaled $73,270 at August 31, 1995, representing real estate tax escrows required under the terms of the Autumn Heights and Skyline Village loans. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

On July 20, 1995, the Partnership closed on the sale of Country Place Village II for $3,890,000 to an institutional buyer. The Partnership received net proceeds of $3,832,290. On August 22, 1995, the General Partners made a special distribution of $4,000,000 or $50 per Unit from proceeds resulting from the sale and a portion of the Partnership's cash reserves. The General Partners declared a regular cash distribution of $2.50 per Unit for the quarter ended August 31, 1995 which will be paid to investors on or about October 16, 1995. As a result of the sale of Country Place Village II, security deposits payable declined from November 30, 1994 to August 31, 1995.

Mortgages payable declined from $11,598,519 at November 30, 1994 to $8,595,630 at August 31, 1995 primarily due to a June 29, 1995 payment in the amount of $2,925,099, representing principal and interest, from cash reserves to fully satisfy the Partnership's mortgage obligation on Country Place Village II, plus normal amortization of the outstanding balance.

Accounts payable and accrued expenses were $219,720 at August 31, 1995, compared with $137,709 at November 30, 1994. The increase is primarily attributable to accruals for real estate taxes to be paid later in the year.

Results of Operations

Partnership operations for the three and nine months ended August 31, 1995 resulted in a net loss of $79,963 and net income of $59,676, respectively, compared with net income of $5,292 and $86,105 for the corresponding periods in fiscal 1994. After adding back the loss recognized on the sale of Country Place Village II and depreciation and amortization, both non-cash expenses, and subtracting mortgage amortization and additions to real estate, operations generated cash flow of $144,681 and $809,005, respectively, for the three and nine months ended August 31, 1995, compared with cash flow of $246,803 and $795,388 for the corresponding periods in fiscal 1994. The decrease in net income is primarily attributable to a $83,992 loss recognized on the sale of Country Place Village II. Without the loss recognized on the sale of the property, income from operations for the nine-month period increased from 1994 to 1995, primarily as a result of an increase in rental and interest income, and a reduction in interest expense, partially offset by an increase in property operating expenses. The decline in cash flow for the three-month period is primarily attributable to an increase in property operating expense, partially offset by increases in rental and interest income.

Rental income for the three and nine months ended August 31, 1995 totalled $977,296 and $3,131,082, respectively, compared with $1,040,341 and $3,080,558 for the corresponding periods in fiscal 1994. The increase for the nine-month period reflects higher rental income at the Partnership's three remaining properties during 1995, due to increased rental rates. Interest income for the three and nine months ended August 31, 1995 totalled $47,150 and $161,395, respectively, compared with $37,145 and $103,516 for the corresponding periods in fiscal 1994. Interest income rose due to an increase in the interest rates earned on the Partnership's cash balance.

Total expenses for the three and nine months ended August 31, 1995 were $1,020,417 and $3,148,809, respectively, compared with $1,072,194 and
$3,097,969 for the corresponding periods in fiscal 1994. The increase in total expenses for the nine-month period is due primarily to an increase in property operating expenses, in particular repair and maintenance expenses, which increased at two of the Partnership's properties. The largest increase was at Skyline Village, primarily reflecting the cost of pool and roof repairs. Partially offsetting the increase in property operating expense were reductions in depreciation and amortization due to the July 1995 sale of Country Place Village II and interest expense due to the June 1995 repayment of the Country Place Village II mortgage.

For the three and nine months ended August 31, 1995 and 1994, average occupancy levels at each of the properties were as follows:

                                Three Months Ended           Nine Months Ended
                                   August 31,                    August 31,
Property                        1995          1994           1995         1994
Autumn Heights                   96%           96%            96%          96%
Ponte Vedra Beach Village II     94%           97%            93%          95%
Skyline Village                  94%           94%            94%          96%


PART II	OTHER INFORMATION

Items 1-5	Not applicable


Item 6          Exhibits and Reports on Form 8-K.

                (a)     Exhibits

                (27)    Financial Data Schedule

                (b)     Reports on Form 8-K

                On August 4, 1995, a Form 8-K was filed reporting the consummation of the sale of Country Place Village II for $3,890,000.

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

        Dated:            October 16, 1995

                BY:       /S/ Paul L. Abbott
                Name:     Paul L. Abbott
                Title:    Director, President,
                          Chief Executive Officer
                          and Chief Financial Officer