Form 10-K
period 1995-11-30
HUTTON CONAM REALTY INVESTORS 3
filed 1996-02-29
CIK 711389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended: November 30, 1995

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

Attention:  Andre Anderson
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

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1995.

                                     PART I

Item 1.  Business

(a) General Development of Business

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

(b) Narrative Description of Business

The Registrant is engaged in the business of acquiring, operating and holding for investment multifamily residential properties which by virtue of their location and design and the nature of the local real estate market have the potential for long-term capital appreciation and generation of current income. All of the proceeds available for investment in real estate were originally invested in three residential apartment properties and two joint ventures, each of which owns a specified property. Funds held as a working capital reserve are invested in bank certificates of deposit, unaffiliated money market funds or other highly liquid short-term investments where there is appropriate safety of principal in accordance with the Registrant's investment objectives and policies.

The Registrant's principal investment objectives with respect to its interests in real property are:

(1)	capital appreciation;

(2)     distribution of net cash from operations attributable to rental income;
        and

(3)	preservation and protection of capital.

Distribution of net cash from operations will be the Registrant's objective during its operational phase, while preservation and appreciation of capital continues to be the Registrant's longer term objectives. The attainment of the Registrant's investment objectives will depend on many factors, including future economic conditions in the United States as a whole and, in particular, in the localities in which the Registrant's properties are located, especially with regard to achievement of capital appreciation.

From time to time the Registrant expects to sell its real property interests taking into consideration such factors as the amount of appreciation in value, if any, to be realized and the possible risks of continued ownership. In consideration of these factors and improving market conditions, over the next several years, the General Partners have commenced marketing certain of the properties for sale. No property will be sold, financed or refinanced by the Registrant without the agreement of both General Partners. Proceeds from any future sale, financing or refinancing of properties will not be reinvested and may be distributed to the Limited Partners and General Partners (sometimes referred to together herein as the "Partners"), so that the Registrant will, in effect, be self-liquidating. If deemed necessary, the Registrant may retain a portion of the proceeds from any sale, financing or refinancing as capital reserves. As partial payment for properties sold, the Registrant may receive purchase money obligations secured by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in Net Proceeds From Sale or Refinancing (distributable to the Partners) until and only to the extent the obligations are realized in cash, sold or otherwise liquidated.


Originally, the Registrant acquired five residential apartment complexes (collectively, the "Properties") either directly or through investments in joint ventures. As of November 30, 1995, the Registrant had interests in the Properties as follows: (1) Autumn Heights, a 140-unit apartment complex, located in Colorado Springs, Colorado; (2) Skyline Village, a 168-unit apartment complex, located in Tucson, Arizona; and (3) Ponte Vedra Beach Village II, a 124-unit apartment complex, located in Ponte Vedra Beach, Florida. Country Place Village II was sold on July 20, 1995, for $3,890,000 to an institutional buyer, which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the buyer. The Partnership received net proceeds of $3,832,290. The fifth property in which the Registrant had an interest, Bernardo Point Apartments in San Diego, California, was sold on December 20, 1990. See Item 2, "Properties," and Note 4 , "Real Estate Investments," of the Notes to Consolidated Financial Statements incorporated herein by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1995 filed as an exhibit under Item 14 for further information on each of the Properties. Reference is made to Item 7 of this report for a more detailed discussion of the Country Place Village II sale.

The Registrant's mortgage loan secured by Autumn Heights was refinanced in January 1994 and will mature in January 2001. See Note 5, "Mortgages Payable," of the Notes to the Consolidated Financial Statements for additional information concerning the Registrant's current mortgage indebtedness. See
Item 7 of this report for discussion of the Autumn Heights refinancing.

Competition

The Registrant's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and such competition has increased since the Registrant's investment in the Properties due principally to the addition of newly constructed apartment complexes offering increased residential and recreational amenities. The investment properties have also been subject to competition from condominiums and single-family properties especially during periods of low mortgage interest rates. The Registrant competes with other real estate owners and developers in the rental and leasing of its Properties by offering competitive rental rates and, if necessary, leasing incentives. Such competition may affect the occupancy levels and revenues of the Properties. The occupancy levels at the properties in Arizona and Florida reflect some seasonality, which is typical in the markets. In some cases, the Registrant may compete with other properties owned by partnerships affiliated with either General Partner of the Registrant.

For a discussion of current market conditions in each of the areas where the Partnership's Properties are located, see Item 2 below.

Employees

The Registrant has no employees. Services are provided by RI 3-4 Services, ConAm Services, ConAm Management Corporation ("ConAm Management"), an affiliate of ConAm Services, as well as Service Data Corporation and First Data Investor Services Group, both unaffiliated companies. The Registrant has entered into management agreements pursuant to which ConAm Management provides management services with respect to certain of the Properties. First Data Investor Services Group has been retained by the Registrant to provide all accounting and investor communication functions, while Service Data Corporation provides transfer agent services. See Item 13, "Certain Relationships and Related Transactions," for a further description of the service and management agreements between the Registrant and affiliated entities.


Item 2.  Properties

Below is a description of the Registrant's Properties and a discussion of current market conditions in each of the areas where the Properties are located. For information on the purchase of the Properties, reference is made to Note 4 to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1995, which is filed as an exhibit under Item 14. Appraised values of the Partnership's real estate investments are incorporated by reference to the Partnership's Annual Report to Unitholders. Average occupancy rates at each property are incorporated by reference to Item 7.

Autumn Heights - Colorado Springs, Colorado.
The 140-unit Autumn Heights complex is situated in southwest Colorado Springs, approximately sixty miles south of Denver. Colorado Springs has rebounded from its economic difficulties and overbuilding experienced in the mid-to-late 1980s, and market conditions for multifamily housing improved considerably. As of the third quarter of 1995, average occupancy was 98% in Colorado Springs overall and 99% in the Southwest submarket where the property is located. The strong market conditions have also resulted in significant increases in rental rates. As a result of the pent-up demand for multifamily housing, development of new apartment complexes has increased. There are over 900 units currently under construction in Colorado Springs, with an additional 1,800 units in various stages of the permitting process. Given the area's growing population and strong economy, this new supply is expected only to have minimal impact on the multifamily market. However, continuing construction at thi space could lead to softness in the market in the future.

Ponte Vedra Beach Village II - Ponte Vedra Beach, Florida
This 124-unit property is located in an oceanside residential area south of Jacksonville, Florida. The Ponte Vedra Beach area has experienced notable population growth and limited new construction in recent years, resulting in strong occupancy for area apartment complexes. A local survey of the Ponte Vedra Beach area reported an average apartment occupancy rate of 95% in the fourth quarter of fiscal 1995. The use of rental concessions in the market is virtually non-existent. Given the strong market conditions, several apartment projects are in the planning or construction phase. In July 1995, construction of phase one of a new development containing 240 units was completed. Phase two of this project, which will contain an additional 178 units, is expected to be completed by the end of 1996. A separate project containing 252 units is to be built in the Ponte Vedra area and a project with an additional 200 to 300 units is awaiting permits to begin construction. All this construction is expected to intensify competition in the Ponte Vedra area market.

Skyline Village - Tucson, Arizona.
This 168-unit complex is situated in the northern portion of the Tucson metropolitan area near the foothills of the Santa Catalina mountains. Skyline Village competes with a number of apartment complexes and condominium
developments within the Tucson area.   Tucson's economy began to weaken as
population and job growth slowed during 1995. Despite the economic slowdown, construction of multifamily properties has increased significantly. As of the third quarter of 1995, 1,123 units were under construction in the Catalina Foothills submarket with an additional 656 units not yet begun. These units are being added to the 7,226 completed units in the market. There are an additional seven projects planned for the Catalina Foothills market although all of these projects may not proceed to constructions. In addition, the multifamily market has been unfavorably impacted by a decline in interest rates which has made home ownership a viable alternative for renters. As a result, vacancy rate s are beginning to rise and increases in rental rates are moderating. A local survey of metropolitan Tucson conducted in the fourth quarter of fiscal 1995 showed an average occupancy rate of 92% among multifamily properties with five or more units, down from 96% at the same period in 1994. However, the economy and population continue to grow at a rapid pace which will lessen the impact.


Item 3.  Legal Proceedings

The Registrant is not subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended November 30, 1995, no matter was submitted to a vote of Unitholders through the solicitation of proxies or otherwise.

                                    PART II

Item 5. Market for Partnership's Limited Partnership Units and Related Security Holder Matters

As of November 30, 1995, the number of Unitholders of record was 3,972.

No established public trading market exists for the Units, and it is not anticipated that such a market will develop in the future.

Distributions of Net Cash From Operations, when made, are paid on a quarterly basis, with distributions generally occurring approximately 45 days after the end of each quarter. Such distributions have been made primarily from net operating income with respect to the Registrant's investment in the Properties and from interest on short-term investments, and partially from excess cash reserves. Information on cash distributions paid by the Partnership for the past two fiscal years is incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1995, which is filed as an exhibit under Item 14. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs.


Item 6.   Selected Financial Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended November 30, 1995, which is filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At November 30, 1995, the Partnership had cash and cash equivalents of $1,060,348, which were invested in unaffiliated money market funds. The $3,152,800 decrease from November 30, 1994 is due primarily to cash distributions to the partners and mortgage principal payments in excess of proceeds from the sale of Country Place Village II, and cash provided by operating activities. The Partnership also maintains a restricted cash balance, which totaled $61,141 at November 30, 1995, representing real estate tax escrows required under the terms of the Autumn Heights and Skyline Village loans. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

On July 20, 1995, the Partnership sold Country Place Village II for $3,890,000 to an institutional buyer. The Partnership received net proceeds of $3,832,290. On August 22, 1995, the General Partners made a special distribution of $4,000,000 or $50 per Unit from proceeds resulting from the sale and a portion of the Partnership's cash reserves. This distribution represents a return of investors original capital and includes sales proceeds held in reserve from the Bernardo Point sale. As a result of the sale of Country Place Village II, security deposits payable declined to $109,876 at November 30, 1995 from $161,667 at November 30, 1994.

Mortgages payable declined from $11,598,519 at November 30, 1994 to $8,564,859 at November 31, 1995 primarily due to a June 29, 1995 payment in the amount of $2,925,099, representing principal and interest, from cash reserves to fully satisfy the Partnership's mortgage obligation on Country Place Village II, plus amortization of the outstanding balance on the Skyline Village and Autumn Heights mortgages.

On January 6, 1994, the Partnership refinanced its mortgage collateralized by the Autumn Heights property. The replacement financing has a term of seven years and bears interest at an annual rate of 8%, requiring monthly installments of principal and interest. Proceeds from the new financing were used to pay off the existing mortgage balance of $4,411,215. The funds in excess of the maturing loan balance, approximately $1 million, were added to the Partnership's cash reserve. As a result of the completion of the Autumn Heights refinancing, the General Partners declared a special distribution in the amount of $2,400,000 or $30 per unit which was paid on January 27, 1994. This distribution represents a return of investors' original capital related to the proceeds from the sale of the Bernardo Point property. See Note 4, "Real Estate Investments," of Notes to the Consolidated Financial Statements for a discussion of such sale.

During the remainder of 1996, the General Partners intend to implement an extensive improvement program to upgrade the properties. This program, which includes roof repairs at all three properties and asphalt repairs at Autumn Heights and Ponte Vedra Beach II, is intended to maintain each property's position within their respective markets, which are growing increasingly competitive with the addition of newly-constructed apartment properties. This is particularly true in the Tucson and Jacksonville markets where Skyline Village and Ponte Vedra Beach Village II, respectively, are located. It is also hoped that these improvements will allow for greater increases in rental rates, thereby improving each property's revenue and value, and making them better positioned for eventual sale. It is anticipated that cash from reserves may be required to fund a portion of the distributions during 1996 as a result of the capital expenditures required.

Results of Operations

1995 versus 1994
Partnership operations for the year ended November 30, 1995 resulted in net income of $85,405 compared with $17,509 in fiscal 1994. Excluding the $83,992 loss recognized on the sale of Country Place Village II, income from operations for the fiscal year ended November 30, 1995 was $169,397 as compared to $17,509 in fiscal 1994. The increases in net income and income from operations for the year ended November 30, 1995 are due primarily to reductions in interest expense and depreciation and amortization attributable to the sale of Country Place Village II. Net cash provided by operating activities was $1,184,714 for the fiscal year ended November 30, 1995 virtually unchanged from $1,196,687 in fiscal 1994.

Rental income for the year ended November 30, 1995 was $4,027,970 compared with $4,146,674 in fiscal 1994. The decrease reflects the sale of Country Place Village II in July 1995, partially offset by increases in rental income at the three remaining properties, particularly Autumn Heights, due to increased rental rates. Interest income totalled $174,780 for the fiscal year ended November 30, 1995 compared to $151,152 in fiscal 1994. The increase is the result of the Partnership earning higher interest rates on its invested cash in 1995 compared to 1994.

Property operating expenses were $1,912,816 for the year ended November 30, 1995, virtually unchanged from $1,936,098 for fiscal 1994 as decreases in operating expenses at Country Place Village II and Autumn Heights were offset by higher repairs and maintenance expenses at Skyline Village. Depreciation and amortization was lower in fiscal 1995 compared to fiscal 1994 due to the July 1995 sale of Country Place Village II. Interest expense also declined due to the June 1995 repayment of the Country Place Village II mortgage.

1994 versus 1993
Partnership operations for the year ended November 30, 1994 resulted in net income of $17,509 compared with $2,707 in fiscal 1993. The increase in net income for the year ended November 30, 1994 is due primarily to an increase in rental income, partially offset by an increase in property operating expenses. Net cash provided by operating activities was $1,196,687 for the fiscal year ended November 30, 1994 virtually unchanged from $1,153,670 in fiscal 1994.

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

The average occupancy levels at each of the properties for the years ended November 30, 1995, 1994 and 1993 were as follows:

                                       Twelve Months Ended November 30,
        Property                         1995       1994       1993
        Autumn Heights                    96%        96%        98%
        Ponte Vedra Beach Village II      93%        95%        95%
        Skyline Village                   94%        96%        97%


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1995, which is filed as an exhibit under
Item 14. Supplementary Data is incorporated by reference to F-1 to F-4 of this report.


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

Certain officers and directors of RI 3-4 Services are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which the real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure. The names and positions held by the directors and executive officers of RI 3-4 Services are set forth below. There are no family relationships between any officers or directors.

                Name                    Office

		Paul L. Abbott		Director, President, Chief Financial
					Officer and Chief Executive Officer
                Donald E. Petrow        Vice President
		Kate Hobson		Vice President

Paul L. Abbott, 50, is a Managing Director of Lehman. Mr. Abbott joined Lehman in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

Donald E. Petrow, 39, is a First Vice President of Lehman Brothers Inc. Since March 1989, he has been responsible for the investment management and restructuring of various investment portfolios, including but not limited to, federal insured mortgages, tax exempt bonds, multifamily and commercial real estate. From November 1981 to February 1989, Mr. Petrow, as Vice President of Lehman, was involved in investment banking activities relating to partnership finance and acquisitions. Prior to joining Lehman, Mr. Petrow was employed in accounting and equipment leasing firms. Mr. Petrow holds a B.S. Degree in accounting from Saint Peters College and an M.B.A in Finance from Pace University.

Kate Hobson, 29, is an Assistant Vice President of Lehman and has been a member of the Diversified Asset Group since 1992. Prior to joining Lehman, Ms. Hobson was associated with Cushman & Wakefield serving as a real estate accountant from 1990 to 1992. Prior to that, Ms. Hobson was employed by Cambridge Systematics, Inc. as a junior land planner. Ms. Hobson received a B.A. degree in sociology from Boston University in 1988.

ConAm Services

ConAm Services is a California limited partnership organized on August 30, 1982. The sole general partner of ConAm Services is Continental American Development, Inc. ("ConAm Development"). The names and positions held by the directors and executive officers of ConAm Development are set forth below. There are no family relationships between any officers or directors.

                Name                    Office

                Daniel J. Epstein       President and Director
		E. Scott Dupree		Vice President/Director
                Robert J. Svatos        Vice President/Director
		Ralph W. Tilley		Vice President
                J. Bradley Forrester    Vice President

Daniel J. Epstein, 56, has been the President and a Director of ConAm Development and ConAm Management (or its predecessor firm) and a general partner of Continental American Properties, Ltd. ("ConAm"), an affiliate of ConAm Services, since their inception. Prior to that time Mr. Epstein was Vice President and a Director of American Housing Guild, which he joined in 1969.
At American Housing Guild, he was responsible for the formation of the Multi-Family Division and directed its development and property management activities. Mr. Epstein holds a Bachelor of Science degree in Engineering from the University of Southern California.

E. Scott Dupree, 45, is a Vice President and general counsel of ConAm Management responsible for negotiation, documentation, review and closing of acquisition, sale and financing proposals. Mr. Dupree also acts as principal legal advisor on general legal matters ranging from issues and contracts involving the management company to supervision of litigation and employment issues. Prior to joining ConAm Management in 1985, he was corporate counsel to Trusthouse Forte, Inc., a major international hotel and restaurant corporation. Mr. Dupree holds a B.A. from United States International University and a Juris Doctorate degree from the University of San Diego.

Robert J. Svatos, 37, is a Vice President and is the Chief Financial Officer of ConAm Management. His responsibilities include the accounting, treasury and data processing functions of the organization. Prior to joining ConAm Management in 1988, he was the Chief Financial Officer for AmeriStar Financial Corporation, a nationwide mortgage banking firm. Mr. Svatos holds an M.B.A. in Finance from the University of San Diego and a Bachelor's of Science degree in Accounting from the University of Illinois. He is a Certified Public Accountant.

Ralph W. Tilley, 41, is a Vice President and Treasurer of ConAm Management. He is responsible for the financial aspects of syndications and acquisitions, the company's asset management portfolio and risk management activities. Prior to joining ConAm Management in 1980, he was a senior accountant with KPMG Peat Marwick, specializing in real estate. He holds a Bachelor's of Science degree in Accounting from San Diego State University and is a Certified Public Accountant.

J. Bradley Forrester, 38, currently serves as a Senior Vice President of ConAm Management Corporation. He is responsible for property acquisition and disposition on a nationwide basis. Additionally, he is involved with the company's real estate development activities. Prior to joining ConAm, Mr. Forrester served as Senior Vice President - Commercial Real Estate for First Nationwide Bank in San Francisco, where he was responsible for a $2 billion problem asset portfolio including bank-owned real estate and non-performing commercial real estate loans. His past experience includes significant involvement in real estate development and finance, property acquisitions and dispositions and owner's representation matters. Prior to entering the real estate profession, he worked for KPMG Peat Marwick in Dallas, Texas. Mr. Forrester holds a Bachelor of Science degree in Accounting from Louisiana State University. He received his CPA certification in the State of Texas.


Certain Matters Involving Affiliates of RI 3-4 Services

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


Item 11.  Executive Compensation

Neither of the General Partners nor any of their directors or executive officers received any compensation from the Registrant. See Item 13 of this report for a description of certain costs of the General Partners and their affiliates reimbursed by the Registrant.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of November 30, 1995, no person was known by the Registrant to be the beneficial owner of more than five percent of the Units of the Registrant. Neither of the General Partners nor any of their executive officers or directors owns any Units.


Item 13.  Certain Relationships and Related Transactions

RI 3-4 Services and ConAm Services each received $44,444 as its allocable share of Net Cash From Operations with respect to the fiscal year ended November 30, 1995. Pursuant to the Certificate and Agreement of Limited Partnership of the Registrant, for the fiscal year ended November 30, 1995, $16,100 of Registrant's net income was allocated to the General Partners ($7,910 to RI 3-4 Services and $8,190 to ConAm Services). For a description of the share of Net Cash From Operations and the allocation of income and loss to which the General Partners are entitled, reference is made to the material contained on pages 43-45 of the Prospectus of the Registrant dated March 31, 1983 (the "Prospectus"), contained in Registrant's Registration No. 2-80991, under the section captioned "Profits and Losses and Cash Distributions," which section is incorporated herein by reference thereto.

Pursuant to property management arrangements with the Registrant, ConAm Management has assumed direct responsibility for day-to-day management of the Properties owned by the Registrant or its joint ventures. It is the responsibility of ConAm Management to select resident managers and to monitor their performance. ConAm Management's services also include the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, and related services. For such services, ConAm Management is entitled to receive a management fee as described on pages 33 and 34 of the Prospectus under the caption "Investment Objectives and Policies - Management of Properties," which description is herein incorporated by reference. A summary of property management fees earned by ConAm Management during the past three fiscal years is incorporated herein by reference to Note 6, "Transactions with Related Parties," of Notes to Consolidated Financial Statements , included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1995.

Pursuant to Section 12(g) of Registrant's Certificate and Agreement of Limited Partnership, the General Partners may be reimbursed by the Registrant for certain of their costs as described on page 16 of the Prospectus, which description is incorporated herein by reference thereto. First Data Investor Services Group provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of a general partner. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation. Both First Data Investor Services Group and Service Data Corporation are unaffiliated companies. A summary of amounts paid to the General Partners or their affiliates during the past three years is incorporated by reference to Note 6, "Transactions with Related Parties," of Notes to Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the fiscal year e nded November 30, 1995.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

	(a)(1)	Financial Statements:
                                                                         Page

        Consolidated Balance Sheets - November 30, 1995 and 1994          (1)

        Consolidated Statements of Operations - For the years
        ended November 30, 1995, 1994 and 1993                            (1)

        Consolidated Statements of Partners' Capital (Deficit) -
        For the years ended November 30, 1995, 1994 and 1993              (1)

        Consolidated Statements of Cash Flows - For the years
        ended November 30, 1995, 1994 and 1993                            (1)

        Notes to Consolidated Financial Statements                        (1)

        Report of Independent Accountants                                 (1)

	(a)(2)	Financial Statement Schedule:

        Schedule III - Real Estate and Accumulated Depreciation           F-1

        Report of Independent Accountants                                 F-4

        (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1995, filed as Exhibit 13 under Item 14.


	(a)(3)	Exhibits:

        (4)(A) Certificate and Agreement of Limited Partnership (included as, and incorporated herein by reference to, Exhibit A to the Prospectus of Registrant dated March 31, 1983, contained in Amendment No. 1 to Registration Statement No. 2-80991, of Registrant filed March 29, 1983 (the "Registration Statement").

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

            (D) Purchase Agreement relating to Ponte Vedra Beach Village II, between the Registrant and Epoch Properties, Inc., and the exhibits thereto (included as, and incorporated herein by reference to, Exhibit (10)(A) to the Quarterly Report).

            (E) Loan Documents: Promissory Note and Deed of Trust, Assignment
                of Rents and Security Agreement with respect to the mortgaging of Skyline Village dated December 20, 1991 (included as, and incorporated herein by reference to, Exhibit 10(K) to the Registrant's 1991 Annual Report on Form 10-K filed on February 27, 1992).

            (F) Settlement Agreement by and among the Managing Joint Venturers and the Epoch Joint Venturers dated July 1, 1992 (included as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant's Quarterly Report on From 10-Q filed on October 14,
                1992).

            (G) Amended and Restated Agreement of Limited Partnership of
                Skyline Village Joint Venture Limited Partnership dated as of July 1, 1992 (included as, and incorporated herein by reference to, Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on October 14, 1992).

            (H) Amended and Restated Agreement of General Partnership of
                Country Place Village II Joint Venture dated as of July 1, 1992 (included as, and incorporated herein by reference to, Exhibit
                10.3 to the Registrant's Quarterly Report on Form 10-Q filed on October 14, 1992).

            (I) Loan Documents:  Promissory Note and Assignment of Rents and
                Leases with respect to the refinancing of Autumn Heights, between Registrant and John Hancock Life Insurance Company (included as, and incorporated herein by reference to, Exhibit 10-J to the Registrant's 1993 Annual Report on Form 10-K filed on March 30, 1994).

           (J) Property Management Agreement between Registrant and Con Am Management Corporation for the Ponte Vedra Beach Village II property (included as, and incorporated herein by reference to, Exhibit 10(L) to the Registrant's 1993 Annual Report on Form 10-K filed on March 30, 1994).

           (K) Property Management Agreement between Registrant and Con Am Management Corporation for the Skyline Village property (included as, and incorporated herein by reference to, Exhibit 10(M) to the Registrant's 1993 Annual Report on Form 10-K filed on March 30, 1994).

           (L) Property Management Agreement between Registrant and ConAm Colorado, Inc. for the Autumn Heights property (included as, and incorporated herein by reference to, Exhibit 10(N) to the Registrant's 1993 Annual Report on Form 10-K filed on March 30,
                1994).

          (13) Annual Report to Unitholders for the fiscal year ended November 30, 1995.

          (22) List of Subsidiaries - Joint Ventures (included as, and incorporated herein by reference to, Exhibit 22 to the Registrant's 1991 Annual Report on Form 10-K filed on February 27, 1992 for the fiscal year ended November 30, 1991).

          (27)  Financial Data Schedule.

          (99) Portions of Prospectus of Registrant dated March 31, 1983 (included as, and incorporated herein by reference to, Exhibit 28 to the Registrant's Annual Report on Form 10-K filed on February 28, 1988 for the fiscal year ended November 30, 1987).


          (b)   Reports on Form 8-K:

                No reports on Form 8-K were filed in the fourth quarter of fiscal 1995.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  February 28, 1996
                                        HUTTON/CONAM REALTY INVESTORS 3

                        BY:             RI 3-4 Real Estate Services, Inc.
                                        General Partner

                                        BY:   /S/ Paul L. Abbott
                                        Name:   Paul L. Abbott
                                        Title:  Director, President,
                                                Chief Executive Officer
                                                and Chief Financial Officer

                        BY:             ConAm Property Services IV, Ltd.
                                        General Partner

                                        BY:  Continental American Development,
                                             Inc.
                                             General Partner

                                        BY:   /S/ Daniel J. Epstein
                                        Name:  Daniel J. Epstein
                                        Title: President, Director and
                                               Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.


                                        RI 3-4 REAL ESTATE SERVICES, INC.
                                        A General Partner

Date:  February 28, 1996                BY:  /S/ Paul L. Abbott
                                                 Paul L. Abbott
                                                 Director, President,
                                                 Chief Executive Officer
                                                 and Chief Financial Officer

Date: February 28, 1996                 BY:  /S/ Donald E. Petrow
                                                 Donald E. Petrow
                                                 Vice President

Date: February 28, 1996                 BY:  /S/ Kate Hobson
                                                 Kate Hobson
                                                 Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                                        CONAM PROPERTY SERVICES IV, LTD.
                                        A General Partner

                                        By:     Continental American
                                                Development,Inc.
                                                General Partner

Date: February 28, 1996                 BY:  /S/  Daniel J. Epstein
                                                  Daniel J. Epstein
                                                  Director, President and
                                                  Principal Executive Officer

Date: February 28, 1996                 BY: /S/  E. Scott Dupree
                                                 E. Scott Dupree
                                                 Vice President/Director

Date: February 28, 1996                 BY: /S/  Robert J. Svatos
                                                 Robert J. Svatos
                                                 Vice President/Director

Date:  February 28, 1996                BY: /S/  Ralph W. Tilley
                                                 Ralph W. Tilley
                                                 Vice President

Date: February 28, 1996                 BY: /S/  J. Bradley Forrester
                                                 Vice President



                                   Exhibit 13

                        HUTTON/CONAM REALTY INVESTORS 3

                               1995 ANNUAL REPORT


Hutton/ConAm Realty Investors 3 is a California limited partnership formed in 1983 to acquire, operate and hold for investment multifamily housing properties. At November 30, 1995, the Partnership's portfolio consisted of three apartment properties. Provided below is a comparison of average occupancy levels for the years ended November 30, 1995 and 1994.

                                                           Average Occupancy
Property                      Location                       1995      1994
__________________________________________________________________________
Autumn Heights                Colorado Springs, Colorado      96%      96%
Ponte Vedra Beach Village II  Ponte Vedra Beach, Florida      93%      95%
Skyline Village               Tucson, Arizona                 94%      96%
__________________________________________________________________________


       Administrative Inquiries           Performance Inquiries/Form 10-Ks
       Address Changes/Transfers          First Data Investor Services Group
       Service Data Corporation           P.O. Box 1527
       2424 South 130th Circle            Boston, Massachusetts 02104-1527
       Omaha, Nebraska 68144              Attn:  Financial Communications
       800-223-3464 (select option 1)     800-223-3464 (select option 2)


                                    Contents

                1       Message to Investors
                2       Performance Summary
                3       Financial Highlights
                4       Consolidated Financial Statements
                7       Notes to Consolidated Financial Statements
                13      Report of Independent Accountants
                14      Net Asset Valuation


                              MESSAGE TO INVESTORS

Presented for your review is the 1995 Annual Report for Hutton/ConAm Realty Investors 3. In this report, we review Partnership operations and discuss general market conditions affecting the Partnership's properties. We have also included a performance summary which addresses operating results at each of the properties and financial highlights for the year.

Country Place Village II Sale
The most significant event during 1995 was the sale of Country Place Village II on July 20, 1995 to an unaffiliated institutional buyer. The Partnership received net sale proceeds of $3,832,290. The loan secured by Country Place Village II, in the amount of $2,925,099, including principal and interest, matured on July 1, 1995. Since the sale closed subsequent to this date, the Partnership's cash reserves were used to repay the loan.

Cash Distributions
The Partnership paid cash distributions totaling $60 per Unit for the year ended November 30, 1995, including the fourth quarter distribution of $2.50 per Unit, which was credited to your brokerage account or sent directly to you on January 16, 1996. This amount also includes the special return of capital distribution of $50 per Unit which was paid on August 22, 1995 and resulted primarily from the sale of Country Place Village II. Since inception, the Partnership has paid distributions totalling $392.50 per original $500 Unit, including $250 per Unit in return of capital payments. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs. It is anticipated that cash from reserves may be required to fund a portion of the distributions during 1996 as a result of the capital expenditures required at two of the Partnership's properties which are discussed in this report.

Operations Overview
The solid recovery of multifamily housing in most regions of the country began to level off during 1995. New construction intensified competition in many areas with building permits for multifamily units up almost 22% in 1995 compared to 1994 levels. In addition, falling interest rates induced many renters to purchase homes. Despite these trends, strong population and job growth in the areas where the Partnership's properties are located helped strengthen multifamily housing, and brought about improved performance at the Partnership's properties. All three properties sustained average occupancy rates for the year at or above 93% and recorded higher average rental income from the prior year.

During 1996, we intend to implement an extensive improvement program to upgrade the properties. This program, which includes roof repairs at all three properties and asphalt repairs at Autumn Heights and Ponte Vedra Beach II, is intended to maintain each properties' position within their respective markets, which are growing increasingly competitive with the addition of newly-constructed apartment properties. This is particularly true in the Tucson and Jacksonville markets where Skyline Village and Ponte Vedra Beach Village II, respectively, are located. It is also hoped that these improvements will allow for greater increases in rental rates, thereby improving each property's revenue and ultimately their sales value. Updates on the improvements at each property will be included in future correspondence.

Summary
During 1996, we will continue to seek to maintain high occupancy levels, implement rental rate increases as conditions permit, and make capital improvements to upgrade the properties. We will keep you apprised of significant developments affecting your investment in future reports.

Very truly yours,

/s/ Paul L. Abbott                        /s/ Daniel J. Epstein
    President                                 President
    RI 3-4 Real Estate Services, Inc.         Continental American Development
                                               Inc., General Partner of ConAm
                                               Property Services IV, Ltd.
February 28, 1996

                              PERFORMANCE SUMMARY

Autumn Heights - Colorado Springs, Colorado

This 140-unit complex maintained an average occupancy rate of 96% during fiscal 1995. As of the third quarter of 1995, average occupancy was 98% in Colorado Springs overall and 99% in the Southwest submarket where the property is located. The tight market conditions have also resulted in significant increases in rental rates. A particularly successful strategy at Autumn Heights is the leasing of certain units to corporate tenants at premium rates to provide short-term housing for executive transfers. This program, coupled with higher rental rates, resulted in an 8% increase in rental revenue during 1995. Property improvements completed during the year included the repaving of the driveway and replacement of the roof on one building. As a result of the pent-up demand for multifamily housing, development of new apartment complexes has increased. There are over 900 units currently under construction in Colorado Springs, with an additional 1,800 units in various stages of the permit ting process. Given the area's growing population and strong economy, this new supply is expected only to have minimal impact on the multifamily market. However, continuing construction at this pace could lead to softness in the market in the future.


Ponte Vedra Beach Village II -  Ponte Vedra Beach, Florida

Ponte Vedra Beach Village II contains 124 units and maintained an average occupancy level of 93% during fiscal 1995. The property's occupancy rate has remained consistently at or above 93% for the past four years. Rental rate increases during 1995 on renewal units led to a modest rise in rental income. Property improvements in 1995 primarily consisted of roof repairs and the replacement of carpet and tile. A local survey of the Ponte Vedra Beach area reported an average apartment occupancy rate of 95% in the fourth quarter of fiscal 1995. The use of rental concessions in the market is virtually non-existent. Given the strong market conditions, several apartment projects are in the planning or construction phase. This construction is expected to intensify competition in the Ponte Vedra area market.


Skyline Village - Tucson, Arizona

Skyline Village, a 168-unit complex located in the Foothills region of Tucson, achieved an average occupancy rate of 94% during fiscal 1995, in line with local area averages. Rental income increased 2%, reflecting modest rental rate increases and the lack of rental concessions. Improvements at the property included carpet replacement in selected units and repairs to parking areas and roofs. The property continued to perform well despite intensifying competition in the metro Tucson area brought on by new construction. As of the third quarter of 1995, 1,123 units were under construction in the Foothills submarket with an additional 656 units not yet begun. There are an additional seven projects planned for the Foothills market although all of these projects may not proceed to construction. Competition for tenants is also increasing as many renters take advantage of low interest rates on mortgages and purchase homes. As a result, the area's vacancy rate reached 8% by fiscal year-end 1995, its highest level since 1990. However, the economy and population continue to grow at a rapid pace which will lessen the impact of this competition.


                              FINANCIAL HIGHLIGHTS

Selected Financial Data

For the Periods Ended November 30,
(dollars in thousands, except per Unit data)

                                1995      1994      1993      1992      1991
____________________________________________________________________________

Total Revenue               $  4,203  $  4,298  $  4,033  $  3,864  $  3,982

Gain (loss) on Sale of
Property                         (84)        0         0         0     8,451

Net Income (Loss)                 85        18         3      (454)      (78)

Net Cash Provided by
Operating Activities           1,185     1,197     1,154       943       632

Long-term Obligations
at Year End                    8,565    11,599    10,636    10,733     7,469

Total Assets at Year End      19,650    27,614    30,184    30,888    29,440

Net Income (Loss) per
Limited Partnership Unit
(80,000 Units)                   .87       .20       .03     (5.61)   104.68

Distributions per
Limited Partnership Unit
(80,000 Units)                 10.00     14.00      8.00      6.00      6.00

Special Distributions per
Limited Partnership Unit
(80,000 Units)                 50.00     30.00      0.00     10.00     97.00


  Total revenue decreased slightly from fiscal 1994 to fiscal 1995, primarily due to the July 1995 sale of Country Place Village II. This was offset partially by increased rental income at the Partnership's three remaining properties, particularly Autumn Heights.

  The increase in net income is due primarily to reductions in depreciation and amortization and interest expense. Depreciation and amortization was lower in fiscal 1995 due to the sale of Country Place Village II and interest expense declined due to the June 1995 repayment of the Country Place Village II mortgage.


Cash Distributions
Per Limited Partnership Unit

                                        1995            1994
--------------------------------------------------------------
Special Distributions*                $ 50.00        $ 30.00
First Quarter                            2.50           3.50
Second Quarter                           2.50           3.50
Third Quarter                            2.50           3.50
Fourth Quarter                           2.50           3.50

Total                                 $ 60.00        $ 44.00

* On August 22, 1995, the Partnership paid a special cash distribution totalling $50 per Unit, reflecting net proceeds received from the sale of Country Place Village II and the remaining proceeds from the sale of Bernardo Point in 1990. On January 27, 1994, the Partnership made a special distribution of $30 per Unit, representing proceeds reserved from the sale of Bernardo Point.


                       CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheets November 30, 1995 and 1994

Assets                                            1995            1994
----------------------------------------------------------------------
Investments in real estate:
  Land                                     $ 5,817,668     $ 7,220,465
  Buildings and improvements                22,164,580      26,508,961
                                            ----------      ----------
                                            27,982,248      33,729,426
Less accumulated depreciation               (9,645,010)    (10,629,776)
                                            ----------      ----------
                                            18,337,238      23,099,650
Cash and cash equivalents                    1,060,348       4,213,148
Restricted cash                                 61,141          57,980
Other assets, net of accumulated
 amortization of $120,176 in 1995
 and $77,160 in 1994                           191,114         242,868
                                            ----------      ----------
Total Assets                               $19,649,841     $27,613,646
                                            ==========      ==========

Liabilities and Partners' Capital

Liabilities:
  Mortgages payable                        $ 8,564,859     $11,598,519
  Distribution payable                         222,222         311,111
  Accounts payable and accrued expenses        149,215         137,709
  Due to general partners and affiliates        40,519          38,007
  Security deposits                            109,876         161,667
                                             ---------      ----------
        Total Liabilities                    9,086,691      12,247,013

Partners' Capital (Deficit):
  General Partners                            (846,302)       (773,514)
  Limited Partners                          11,409,452      16,140,147
                                            ----------      ----------
        Total Partners' Capital             10,563,150      15,366,633
                                            ----------      ----------
        Total Liabilities and Partners'
        Capital                            $19,649,841     $27,613,646
                                            ==========      ==========


Consolidated Statements of Partners' Capital (Deficit)
For the years ended November 30, 1995, 1994 and 1993

                                      General         Limited
                                     Partners        Partners        Total
--------------------------------------------------------------------------
Balance at December 1, 1992       $  (579,981)  $ 20,281,953  $ 19,701,972
Net income                                271          2,436         2,707
Cash distributions                    (71,111)      (640,000)     (711,111)
                                      -------     ----------    ----------
Balance at November 30, 1993         (650,821)    19,644,389    18,993,568
Net income                              1,751         15,758        17,509
Cash distributions                   (124,444)    (3,520,000)   (3,644,444)
                                      -------     ----------    ----------
Balance at November 30, 1994         (773,514)    16,140,147    15,366,633
Net income                             16,100         69,305        85,405
Cash distributions                    (88,888)    (4,800,000)   (4,888,888)
                                      -------     ----------    ----------
Balance at November 30, 1995      $  (846,302)  $ 11,409,452  $ 10,563,150
                                      =======     ==========    ==========


Consolidated Statements of Operations
For the years ended November 30, 1995, 1994 and 1993

Income                                         1995         1994         1993
------------------------------------------------------------------------------
Rental                                  $ 4,027,970  $ 4,146,674  $ 3,893,009
Interest                                    174,780      151,152      140,236
                                          ---------    ---------    ---------
        Total Income                      4,202,750    4,297,826    4,033,245
                                          ---------    ---------    ---------
Expenses

Property operating                        1,912,816    1,936,098    1,697,471
Depreciation and amortization             1,047,513    1,137,125    1,113,965
Interest                                    929,646    1,066,185    1,077,518
General and administrative                  143,378      140,909      141,584
                                          ---------    ---------    ---------
        Total Expenses                    4,033,353    4,280,317    4,030,538
                                          ---------    ---------    ---------
Income from operations                      169,397       17,509        2,707

Loss on sale of property                    (83,992)           0            0
                                          ---------    ---------    ---------
        Net Income                      $    85,405  $    17,509  $     2,707
                                          =========    =========    =========
Net Income Allocated:

To the General Partners                 $    16,100  $     1,751  $       271
To the Limited Partners                      69,305       15,758        2,436
                                          ---------    ---------    ---------
                                        $    85,405  $    17,509  $     2,707
                                          =========    =========    =========
Per Limited Partnership Unit:
  (80,000 outstanding)

  Income from operations                      $1.91         $.20         $.03
  Loss on sale of property                    (1.04)           0            0
                                          ---------    ---------    ---------
        Net Income                            $ .87         $.20         $.03
                                          ---------    ---------    ---------


Consolidated Statements of Cash Flows
For the years ended November 30, 1995, 1994 and 1993

Cash Flows from Operating Activities:             1995         1994        1993
-------------------------------------------------------------------------------
Net income                                  $   85,405   $  17,509   $    2,707
Adjustments to reconcile net income to
net cash provided by operating activities:
   Depreciation and amortization             1,047,513   1,137,125    1,113,965
   Loss on sale of property                     83,992           0            0
   Increase (decrease) in cash arising from
   changes in operating assets
   and liabilities:
        Fundings to restricted cash           (152,988)   (143,834)    (132,417)
        Release of restricted cash to
         property operations                   149,827     140,968      141,397
        Other assets                             8,738      39,838       15,195
        Accounts payable and accrued expenses   11,506     (15,447)      13,242
        Due to general partners and affiliates   2,512       2,467       (3,162)
        Security deposits                      (51,791)     18,061        2,743
                                             ---------   ---------    ---------
Net cash provided by operating activities    1,184,714   1,196,687    1,153,670
                                             ---------   ---------    ---------
Cash Flows from Investing Activities:

Net proceeds from sale of property           3,832,290           0            0
Additions to real estate                      (158,367)   (146,029)      (8,872)
                                             ---------   ---------    ---------
Net cash provided by (used for)
investing activities                         3,673,923    (146,029)      (8,872)
                                             ---------   ---------    ---------
Cash Flows from Financing Activities:

   Mortgage borrowings                               0   5,500,000            0
   Mortgage principal payments              (3,033,660) (4,537,574)     (97,328)
   Distributions                            (4,977,777) (3,555,555)    (622,222)
   Mortgage fees                                     0     (74,496)     (94,569)
   Refund of deposit on mortgage
    refinancing                                      0      55,000            0
   Deposit on mortgage refinancing                   0           0      (55,000)
   IRS Section 444 deposit                           0           0      295,192
                                             ---------   ---------    ---------
Net cash used for financing activities      (8,011,437) (2,612,625)    (573,927)
                                             ---------   ---------    ---------
Net increase (decrease) in cash and
 cash equivalents                           (3,152,800) (1,561,967)     570,871
Cash and cash equivalents at beginning
 of period                                   4,213,148   5,775,115    5,204,244
                                             ---------   ---------    ---------
Cash and cash equivalents at end
 of period                                 $ 1,060,348  $4,213,148  $ 5,775,115
                                             =========   =========    =========

Supplemental Disclosure of Cash Flow
 Information:

Cash paid during the period for interest   $   929,646  $1,066,185  $ 1,077,518

Cash refunded during the period for taxes
  IRS Section 444 deposit                  $         0  $        0  $  (295,192)



Notes to the Consolidated Financial Statements
For the years ended November 30, 1995, 1994 and 1993

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

On July 31, 1993, Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson Lehman Brothers Inc. changed its name to Lehman Brothers Inc. ("Lehman Brothers").
The transaction did not affect the ownership of the General Partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, effective October 8, 1993, the Hutton Real Estate Services VIII, Inc. General Partner changed its name to "RI 3-4 Real Estate Services, Inc."

2. Significant Accounting Policies

Financial Statements The consolidated financial statements include the accounts of the Partnership and its affiliated ventures. The effect of transactions between the Partnership and its ventures have been eliminated in consolidation.

Real Estate Investments Real estate investments are recorded at cost less accumulated depreciation and include the initial purchase price of the property, legal fees, acquisition and closing costs.

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

Accounting for Impairment - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS" 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership has adopted FAS 121 in the fourth fiscal quarter of 1995. Based on current circumstances, the adoption had no impact on the financial statements.

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

Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid short-term investments with maturities of three months or less from date of issuance. Cash and cash equivalents include security deposits of $32,096 and $65,837 at November 30, 1995 and 1994, respectively, the use of which is restricted under certain state statutes.

Concentration of Credit Risk - Financial instruments which potentially subject the Partnership to a concentration of credit risk principally consist of cash and cash equivalents in excess of the financial institution's insurance limits. The Partnership invests available cash with high credit quality financial institutions.

Restricted Cash - Restricted cash consists of escrows for real estate taxes as required by the first mortgage lender in the amount of $61,141 and $57,980 at November 30, 1995 and 1994, respectively.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

4. Real Estate Investments
The Partnership has three residential apartment complexes acquired either directly or through investments in joint ventures as follows:

                                                         Date       Purchase
Property Name      Units    Location                 Acquired          Price
----------------------------------------------------------------------------
Autumn Heights     140      Colorado Springs, CO      1/25/85    $ 9,234,438

Skyline Village    168      Tucson, AZ                3/20/85     10,388,068

Ponte Vedra
Beach Village II   124      Jacksonville, FL          8/22/85      6,547,829


On December 20, 1990, Bernardo Point was sold to an unaffiliated party. The gross sales price of $19,915,000, paid in cash, was determined based upon current market values of comparable properties in the region. After paying off the first mortgage loan of $7,400,000 and related closing costs, the Partnership received net cash proceeds of $12,275,200. Gain on sale for financial statement purposes in the fiscal year ended November 30, 1991 was $8,450,578 and was allocated to the limited partners in accordance with the Partnership Agreement. The General Partners distributed $7,760,000 of the net sales proceeds amount while the remaining balance of approximately $4,515,000 was utilized to repay the Skyline Village mortgage loan in June 1991.

On July 20, 1995, the Partnership sold Country Place Village II (the "Property") for $3,890,000 to an institutional buyer (the "Buyer"), which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. The Partnership received net proceeds of $3,832,290. The transaction resulted in a loss on sale for the Property of $83,992 which was allocated in accordance with the Partnership Agreement. On August 22, 1995, the General Partners paid a special distribution of $4,000,000 to the limited partners. The special distribution was comprised of a portion of the net proceeds from the sale of the Property and Partnership's cash reserves.

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

On January 6, 1994, the Partnership obtained replacement financing from John Hancock. Total proceeds of $5,500,000 were received and are collateralized by a Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents Agreement encumbering the property. The loan is for a term of seven years and bears interest at an annual rate of 8% requiring monthly installments of principal and interest based on a 25 year amortization schedule. The loan requires monthly real estate tax escrow fundings. The proceeds in excess of the maturing loan balance, approximately $1 million, were added to the Partnership's cash reserve. Annual maturities for principal will be $83,894 in fiscal year 1996, $90,857 in fiscal year 1997, $98,399 in fiscal year 1998, $106,566 in fiscal year 1999, $115,411 in fiscal year 2000 and $4,861,576 thereafter.

Skyline Village - On December 20, 1991, the venture obtained a first mortgage loan of $3,350,000 collateralized by a deed of trust, the land and the improvements, and an assignment of rents and security encumbering Skyline Village. The loan is for a term of seven years and bears interest at an annual rate of 10.125% requiring monthly installments of principal and interest. Annual maturities for principal will be $46,122 in fiscal year 1996, $51,014 in fiscal year 1997, $56,426 in fiscal year 1998, and $3,054,594 in fiscal year 1999.

On May 27, 1992 the General Partners made a special cash distribution to the limited partners with a portion of the mortgage loan proceeds. On January 27, 1994, the General Partners made an additional special cash distribution to the limited partners from the remaining mortgage loan proceeds.

Country Place Village II - On July 15, 1985, the venture obtained a first mortgage loan of $3,000,000 collateralized by a mortgage encumbering Country Place Village II. The loan had an initial term of five years and bore interest at an annual rate of 12.5% with monthly interest payments only. The loan was extended in 1990 for an additional five years bearing interest at an annual rate of 10.15% with monthly principal and interest payments. The mortgage matured in July 1995, with the remaining principal of $2,900,075 due. On June 29, 1995, the Partnership paid $2,925,099, representing principal and interest, from cash reserves to fully satisfy its mortgage obligation on Country Place Village II.

Annual maturities of mortgage notes principal at November 30, over the next five fiscal years are as follows:

        Year            Amount

        1996         $    130,016
        1997              141,871
        1998              154,825
        1999            3,161,160
        2000              115,411
	Thereafter	4,861,576
                        ---------
                     $  8,564,859
                        =========

6. Transactions with Related Parties

The following is a summary of fees earned and reimbursable expenses for the years ended November 30, 1995, 1994 and 1993, and the unpaid portion at November 30, 1995:

                                  Unpaid at
                                November 30,              Earned
                                       1995      1995       1994        1993
----------------------------------------------------------------------------
Reimbursement of:
  Administrative salaries
  and expenses                     $ 25,509  $ 53,415    $ 39,251   $  51,164
  Out-of-pocket expenses                  0     3,105       1,434       2,854
  Property operating salaries             0   258,010     280,845     274,314

Property management fees             15,010   203,107     207,193     194,835
                                     ------   -------     -------     -------
                                   $ 40,519  $517,637    $528,723    $523,167
                                     ======   =======     =======     =======

The above amounts have been paid and/or accrued to the general partners and affiliates as follows:

                                  Unpaid at
                                November 30,               Earned
                                       1995      1995       1994         1993
-----------------------------------------------------------------------------
RI 3-4 Real Estate
  Services, Inc.                   $ 25,509  $ 56,520   $ 40,685     $ 54,018

ConAm and affiliates                 15,010   461,117    488,038      469,149
                                     ------   -------    -------      -------
                                   $ 40,519  $517,637   $528,723     $523,167
                                     ======   =======    =======      =======

7. Reconciliation of Financial Statement and Tax Information

The following is a reconciliation of net income for financial statement purposes to net income (loss) for federal income tax purposes for the years ended November 30, 1995, 1994 and 1993:

                                        1995            1994            1993
-----------------------------------------------------------------------------
Net income per financial
   statements                      $  85,405     $    17,509     $     2,707

Depreciation deducted for
   tax purposes in excess of
   depreciation expense per
   financial statements             (117,445)       (182,687)       (182,688)

Tax basis gain on sale in excess
   of GAAP loss on sale              852,564               0               0

Tax basis joint venture net income
   (loss) in excess of GAAP basis
   joint venture net loss            (74,889)        (172,232)      (170,796)

Other                                  3,951             (949)        (1,587)
                                     -------          -------        -------
        Taxable net income (loss)  $ 749,586     $   (338,359)   $  (352,364)
                                     =======          =======        =======

The following is a reconciliation of partners' capital for financial statement purposes to partners' capital for federal income tax purposes as of November 30, 1995, 1994 and 1993:

                                         1995            1994            1993

Partners' capital per
   financial statements           $10,563,150     $15,366,633     $18,993,568

Adjustment for cumulative
   difference between tax
   basis net income (loss) and
   net income per financial
   statements                      (3,225,297)     (3,889,478)     (3,533,610)
                                    ---------      ----------      ----------
Partners' capital per tax return   $7,337,853     $11,477,155     $15,459,958
                                    =========      ==========      ==========

8. Distributions Paid

Cash distributions, per the consolidated statements of partners' capital (deficit), are recorded on the accrual basis, which recognizes specific record dates for payments within each fiscal year; the consolidated statements of cash flows recognize actual cash distributions paid during the fiscal year. The following table discloses the annual amounts as presented on the consolidated financial statements:

          Distributions                                      Distributions
                Payable     Distributions   Distributions          Payable
      Beginning of Year:        Declared:           Paid:      November 30:
---------------------------------------------------------------------------
1995       $    311,111      $ 4,888,888     $ 4,977,777       $   222,222
1994            222,222        3,644,444       3,555,555           311,111
1993            133,333          711,111         622,222           222,222


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Hutton/ConAm Realty Investors 3:

We have audited the consolidated balance sheets of Hutton/ConAm Realty Investors 3, a California limited partnership, and Consolidated Ventures as of November 30, 1995 and 1994 and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended November 30, 1995. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hutton/ConAm Realty Investors 3, a California limited partnership, and Consolidated Ventures as of November 30, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1995 in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.

Hartford, Connecticut
February 1, 1996

                              NET ASSET VALUATION

Comparison of Acquisition Costs to Appraised Value and Determination of Net Asset Value Per $250 Unit at November 30, 1995 (Unaudited)

                                      Acquisition Cost
                                       (Purchase Price       Partnership's
                                          Plus General            Share of
                                              Partners'        November 30,
                                           Acquisition      1995 Appraised
Property            Date of Acquisition           Fees)          Value (1)
--------------------------------------------------------------------------
Autumn Heights                 01-25-85    $  9,687,174      $  10,300,000
Skyline Village                03-20-85      10,838,195          8,000,000
Ponte Vedra Beach Village II   08-22-85       6,869,917          5,600,000
                                             ----------         ----------
Total Appraised Value as of
 November 30, 1995                         $ 27,395,286      $  23,900,000
                                             ----------         ----------
Cash and cash equivalents                                        1,121,489
Other assets                                                        10,176
                                                                ----------
                                                                25,031,665
Less:
        Total liabilities                                       (9,086,691)
                                                                ----------
Partnership Net Asset Value (2)                              $  15,944,974
                                                                ==========
Net Asset Value Allocated:
   Limited Partners                                          $  15,944,974
   General Partners                                                      0
                                                                ----------
                                                             $  15,944,974
                                                                ==========
Net Asset Value Per Unit
 (80,000 units outstanding)                                        $199.31
                                                                   =======

(1) This represents the Partnership's share of the November 30, 1995 Appraised Values which were determined by an independent property appraisal firm.

(2) The Net Asset Value assumes a hypothetical sale at November 30, 1995 of all the Partnership's properties at a price based upon their value as a rental property as determined by an independent property appraisal firm, and the distribution of the proceeds of such sale, combined with the Partnership's cash after liquidation of the Partnership's liabilities, to the Partners.

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


                  HUTTON/CONAM REALTY INVESTORS 3 Schedule III
                    Real Estate and Accumulated Depreciation

                               November 30, 1995


                                                               Cost Capitalized
                                                                     Subsequent
                                   Initial Cost to Partnership   To Acquisition
                                   ---------------------------   --------------
                                                                           Land,
                                                 Buildings and    Buildings and
Description            Encumbrances     Land     Improvements      Improvements
-------------------------------------------------------------------------------
Residential Property:
Partnership Owned:

Autumn Heights
Colorado Springs, CO    $ 5,356,703  $ 1,581,000  $ 8,123,598    $      196,009

Ponte Vedra Beach
Village II
Jacksonville, FL                  0      788,000    6,138,289           130,175
                          ---------    ---------   ----------           -------
                          5,356,703    2,369,000   14,261,887           326,184

Consolidated Ventures:
Skyline Village
Tucson, AZ                3,208,156    3,410,000    7,510,205           104,972
                          ---------    ---------   ----------           -------
                        $ 8,564,859  $ 5,779,000  $21,772,092   $       431,156
                          =========    =========   ==========           =======

                        HUTTON/CONAM REALTY INVESTORS 3
            Schedule III - Real Estate and Accumulated Depreciation
                                  (continued)

                               November 30, 1995

                                    Gross Amount
                          at Which Carried at Close of Period
                        --------------------------------------
                                      Buildings and                 Accumulated
Description              Land          Improvements      Total     Depreciation
-------------------------------------------------------------------------------
Residential Property:
Partnership Owned:

Autumn Heights
Colorado Springs, CO  $ 1,589,840     $   8,310,767   $ 9,900,607  $  3,654,182

Ponte Vedra Beach
Village II
Jacksonville, FL          789,882         6,266,582     7,056,464     2,627,647
                        ---------        ----------    ----------     ---------
                        2,379,722        14,577,349    16,957,071     6,281,829

Consolidated Ventures:
Skyline Village
Tucson, AZ              3,437,946         7,587,231    11,025,177     3,363,181
                        ---------        ----------    ----------     ---------
                     $  5,817,668      $ 22,164,580   $27,982,248  $  9,645,010
                        =========        ==========    ==========     =========
                                                           (1)            (2)


                        HUTTON/CONAM REALTY INVESTORS 3
            Schedule III - Real Estate and Accumulated Depreciation
                                  (continued)

                               November 30, 1995


                                                             Life on which
                                                              Depreciation
                                                                 in Latest
                      Date of Date                       Income Statements
Description           Construction        Acquired             is Computed
--------------------------------------------------------------------------
Residential Property:
Partnership Owned:

Autumn Heights
Colorado Springs, CO     1983-1985        01/25/85                     (3)

Ponte Vedra Beach
Village II
Jacksonville, FL         1984-1985        08/22/85                     (3)

Consolidated Ventures:
Skyline Village
Tucson, AZ               1984-1985        03/20/85                     (3)

(1) The aggregate cost for both financial reporting and Federal income tax purposes is $27,982,248.

(2) The amount of accumulated depreciation for Federal income tax purposes is $16,816,451.

(3)  Buildings and improvements - 25 years; personal property - 10 years.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended November 30, 1995, 1994 and 1993:

Real Estate Investments:                1995            1994            1993
                                   --------------------------------------------
Beginning of year                 $ 33,729,426     $ 33,583,397    $ 33,574,525
Acquisitions                           158,367          146,029           8,872
Dispositions                        (5,905,545)               0               0
                                     ---------       ----------      ----------
End of year                       $ 27,982,248     $ 33,729,426    $ 33,583,397
                                    ==========       ==========      ==========

Accumulated Depreciation:

Beginning of year                 $ 10,629,776     $  9,533,654    $  8,438,736
Dispositions                        (1,989,263)               0               0
Depreciation expense                 1,004,497        1,096,122       1,094,918
                                    ----------       ----------       ---------
End of year                       $  9,645,010     $ 10,629,776    $  9,533,654
                                    ==========       ==========       =========

                       REPORT OF INDEPENDENT ACCOUNTANTS

Our report on the consolidated financial statements of Hutton/ConAm Realty Investors 3, a California limited partnership, and Consolidated Ventures has been incorporated by reference in this Form 10-K from the Annual Report to unitholders of Hutton/ConAm Realty Investors 3 for the year ended November 30, 1995. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Hartford, Connecticut
February 1, 1996