Form 10-Q
period 1996-02-29
HUTTON CONAM REALTY INVESTORS 3
filed 1996-04-15
CIK 711389

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
- - --- Act of 1934

                For the Quarterly Period Ended February 29, 1996

    or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities
- - --- Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-11769


                        HUTTON/CONAM REALTY INVESTORS 3
              Exact Name of Registrant as Specified in its Charter


      California                                           13-3176625
- - ---------------------------                   ---------------------------------
State or Other Jurisdiction                   I.R.S. Employer Identification No.
of Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                          10285
- - ------------------------------------                        --------
Address of Principal Executive Offices                      Zip Code


                                 (212) 526-3237
                           -------------------------
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X    No
                                           -----     -----

Consolidated Balance Sheets                At February 29,      At November 30,
                                                     1996                 1995
Assets                                         ----------           ----------
Investment in real estate:
  Land                                        $ 5,817,668          $ 5,817,668
  Building and improvements                    22,164,580           22,164,580
                                               ----------           ----------
                                               27,982,248           27,982,248
                                               ----------           ----------
Less accumulated depreciation                  (9,859,395)          (9,645,010)
                                               ----------           ----------
                                               18,122,853           18,337,238
                                               ----------           ----------
Cash and cash equivalents                       1,117,901            1,060,348
Restricted cash                                    83,385               61,141
Other assets, net of accumulated amortization
 of $130,930 in 1996 and $120,176 in 1995         178,419              191,114
                                               ----------           ----------
Total Assets                                  $19,502,558          $19,649,841
                                               ==========           ==========

Liabilities and Partners' Capital
Liabilities:
  Mortgages payable                           $ 8,533,410          $ 8,564,859
  Distribution payable                            222,222              222,222
  Accounts payable and accrued expenses           150,900              149,215
  Due to general partners and affiliates           32,002               40,519
  Security deposits                               110,372              109,876
                                               ----------           ----------
Total Liabilities                               9,048,906            9,086,691
                                               ==========           ==========

Partners' Capital (Deficit):
  General Partners                               (857,252)            (846,302)
  Limited Partners                             11,310,904           11,409,452
                                               ----------           ----------
Total Partners' Capital                        10,453,652           10,563,150
                                               ----------           ----------
Total Liabilities and Partners' Capital       $19,502,558          $19,649,841
                                               ==========           ==========



Consolidated Statement of Partners' Capital (Deficit)
For the three months ended February 29, 1996
                                             Limited      General
                                            Partners     Partners         Total
                                          ----------     --------    ----------
Balance at  November  30, 1995           $11,409,452    $(846,302)  $10,563,150
Net income                                   101,452       11,272       112,724
Distributions                               (200,000)     (22,222)     (222,222)
                                          ----------     --------    ----------
Balance at February 29, 1996             $11,310,904    $(857,252)  $10,453,652
                                          ==========     ========    ==========


Consolidated Statements of Operations
For the three months ended February 29 and February 28,     1996           1995

Income                                                   -------      ---------
Rental income                                           $923,946     $1,069,833
Interest income                                           12,673         54,273
                                                         -------      ---------
Total Income                                             936,619      1,124,106

Expenses
Property operating                                      $365,982       $511,550
Depreciation and amortization                            225,139        285,077
Interest                                                 188,112        264,640
General and administrative                                44,662         32,778
                                                         -------      ---------
Total Expenses                                           823,895      1,094,045
                                                         -------      ---------
Net Income                                              $112,724     $   30,061
                                                         =======      =========
Net Income Allocated:
To the General Partners                                 $ 11,272     $    3,006
To the Limited Partners                                  101,452         27,055
                                                         -------      ---------
                                                        $112,724     $   30,061
Per limited partnership unit:                            -------      ---------
(80,000 outstanding)                                       $1.27           $.34
                                                           =====           ====


Consolidated Statements of Cash Flows
For the three months ended February 29 and February 28,     1996           1995
- - -------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                              $112,724        $30,061
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization                           225,139        285,077
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
    Funding to restricted cash                           (38,257)       (64,454)
    Release of restricted cash to property operations     16,013         26,229
    Other assets                                           1,941         13,679
    Accounts payable and accrued expenses                  1,685         31,979
    Due to general partners and affiliates                (8,517)           381
    Security deposits                                        496         (3,520)
                                                         -------        -------
Net cash provided by operating activities                311,224        319,432
- - -------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Additions to real estate                                      --        (52,071)
                                                         -------        -------
Net cash used for investing activities                        --        (52,071)
- - -------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Mortgage principal payments                              (31,449)       (34,902)
Distributions                                           (222,222)      (311,111)
                                                         -------        -------
Net cash used for financing activities                  (253,671)      (346,013)
- - -------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      57,553        (78,652)
Cash and cash equivalents, beginning of period         1,060,348      4,213,148
                                                       ---------      ---------
Cash and cash equivalents, end of period              $1,117,901     $4,134,496

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest              $  188,112     $  264,640
                                                       ---------      ---------

Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1995 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of February 29, 1996 and the results of operations and cash flows for the three months ended February 29, 1996 and February 28, 1995 and the statement of changes in partners' capital (deficit) for the three months ended February 29, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
- - -------------------------------
At February 29, 1996, the Partnership had cash and cash equivalents of $1,117,901, which were invested in unaffiliated money market funds, relatively unchanged from the balance at November 30, 1995. The Partnership also maintains a restricted cash balance, which totaled $83,385 at February 29, 1996, representing real estate tax escrows required under the terms of the Autumn Heights and Skyline Village loans. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

During 1996, the General Partners are implementing an extensive improvement program to upgrade the properties. This program, which includes roof repairs at all three properties and asphalt repairs at Autumn Heights and Ponte Vedra Beach II, is intended to protect each property's position within their respective markets, which are growing increasingly competitive with the addition of new apartment properties and position the property for increases in revenue and market value. These improvements will be funded from the Partnership's cash reserves.

The General Partners declared a cash distribution of $2.50 per Unit for the quarter ended February 29, 1996 which will be paid to investors on or about April 15, 1996. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs. It is anticipated that cash from reserves may be required to fund a portion of the distributions during 1996 as a result of the property improvements required.

Results of Operations
- - ---------------------
Partnership operations for the three months ended February 29, 1996, resulted in net income of $112,724 compared with $30,061 in the first quarter of fiscal 1995. The increase in net income for the three months ended February 29, 1996 is due primarily to reductions in property operating expense, depreciation and amortization, and interest expense resulting from the sale of Country Place Village II in July 1995. Net cash provided by operating activities was $311,224 for the three months ended February 29, 1996 virtually unchanged from $319,432 for the same period in fiscal 1995.

Rental income for the three months ended February 29, 1996 was $923,946 compared with $1,069,833 in the first quarter of fiscal 1995. The decrease reflects the sale of Country Place Village II, partially offset by increases in rental income at the three remaining properties due to increased rental rates. Interest income totaled $12,673 for the three months ended February 29, 1996 compared to $54,273 in the first quarter of fiscal 1995. The decrease is the result of the Partnership maintaining a lower cash balance in the 1996 period compared to the 1995 period.

Property operating expenses and depreciation and amortization were lower in the first quarter of fiscal 1996 compared to the same period in fiscal 1995 due to the July 1995 sale of Country Place Village II. Interest expense also declined due to the June 1995 repayment of the Country Place Village II mortgage. During the first three months of fiscal 1996 and 1995, average occupancy levels at each of the properties were as follows:

          Property                      1996        1995
          --------                      ----        ----
          Autumn Heights                 97%         96%
          Ponte Vedra Beach Village II   96%         94%
          Skyline Village                95%         97%



Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

         (b) Reports on Form 8-K - On March 15, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partners adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partners may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partners. In determining the amount of the distribution, the General Partners may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partners have declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a form 8-K disclosing this resolution on March 21, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              HUTTON/CONAM REALTY INVESTORS 3

                              BY:  RI 3-4 Real Estate Services, Inc.
                                   General Partner



Date:  April 15, 1996         BY:  /s/ Paul L. Abbott
                                   Director, President, Chief Executive
                                   Officer and Chief Financial Officer