Form 10-Q
period 1996-05-31
HUTTON CONAM REALTY INVESTORS 3
filed 1996-07-15
CIK 711389

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X           Quarterly Report Pursuant to Section 13 or
                15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended May 31, 1996

                                       or

                Transition Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-11769


                        HUTTON/CONAM REALTY INVESTORS 3
              Exact Name of Registrant as Specified in its Charter


         California                                      13-3176625
State or Other Jurisdiction of
Incorporation or Organization               I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                         10285
Address of Principal Executive Offices                     Zip Code

                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes    X    No ____


Consolidated Balance Sheets                       At May 31,    At November 30,
                                                       1996               1995
Assets
Investment in real estate:
  Land                                           $5,817,668         $5,817,668
  Building and improvements                      22,224,580         22,164,580
                                                 28,042,248         27,982,248
Less accumulated depreciation                   (10,076,886)        (9,645,010)
                                                 17,965,362         18,337,238
Cash and cash equivalents                         1,167,520          1,060,348
Restricted cash                                      71,865             61,141
Other assets, net of accumulated amortization
  of $141,684 in 1996 and $120,176 in 1995          188,804            191,114
        Total Assets                            $19,393,551        $19,649,841
Liabilities and Partners' Capital
Liabilities:
  Mortgages payable                              $8,501,268         $8,564,859
  Distribution payable                              222,222            222,222
  Accounts payable and accrued expenses             145,592            149,215
  Due to general partners and affiliates             40,687             40,519
  Security Deposits                                 114,493            109,876
        Total Liabilities                         9,024,262          9,086,691
Partners' Capital (Deficit):
  General Partners                                 (865,688)          (846,302)
  Limited Partners                               11,234,977         11,409,452
        Total Partners' Capital                  10,369,289         10,563,150
        Total Liabilities and Partners' Capital $19,393,551        $19,649,841






Consolidated Statement of Partners' Capital (Deficit)
For the six months ended May 31, 1996
                                       Limited        General
                                      Partners       Partners          Total
Balance at November 30, 1995       $11,409,452      $(846,302)   $10,563,150
Net income                             225,525         25,058        250,583
Distributions                         (400,000)       (44,444)      (444,444)
Balance at May 31, 1996            $11,234,977      $(865,688)   $10,369,289

Consolidated Statements of Operations
                           Three months ended May 31,   Six months ended May 31,
                                    1996         1995          1996        1995
Income
Rental income                   $912,837   $1,083,953    $1,836,783   $2,153,786
Interest income                   22,686       59,972        35,359      114,245
        Total Income             935,523    1,143,925     1,872,142    2,268,031
Expenses
Property operating              $347,525     $456,542      $713,507     $968,092
Depreciation and amortization    228,245      278,280       453,384      563,357
Interest                         187,420      263,851       375,532      528,491
General and administrative        34,474       35,674        79,136       68,452
        Total Expenses           797,664    1,034,347     1,621,559    2,128,392
        Net Income              $137,859     $109,578      $250,583     $139,639
Net Income Allocated:
To the General Partners          $13,786      $10,958       $25,058      $13,964
To the Limited Partners          124,073       98,620       225,525      125,675
                                $137,859     $109,578      $250,583     $139,639
Per limited partnership unit:
(80,000 outstanding)               $1.55        $1.23         $2.82        $1.57


Consolidated Statements of Cash Flows
For the six  months ended May 31,                             1996         1995

Cash Flows From Operating Activities:
Net income                                                $250,583     $139,639
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                           453,384      563,357
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
       Fundings to restricted cash                        (77,025)     (76,633)
       Release of restricted cash to property operations   66,301       73,309
       Other assets                                       (19,198)      13,679
       Accounts payable and accrued expenses               (3,623)      57,038
       Due to general partners and affiliates                 168         (888)
       Security deposits                                    4,617       (6,939)
Net cash provided by operating activities                 675,207      762,562

Cash Flows From Investing Activities:
Additions to real estate                                  (60,000)     (52,071)
Net cash used for investing activities                    (60,000)     (52,071)

Cash Flows From Financing Activities:
Mortgage principal payments                               (63,591)     (70,593)
Distributions                                            (444,444)    (533,333)
Net cash used for financing activities                   (508,035)    (603,926)
Net increase in cash and cash equivalents                 107,172      106,565
Cash and cash equivalents, beginning of period          1,060,348    4,213,148
Cash and cash equivalents, end of period               $1,167,520   $4,319,713

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                 $375,532     $528,491




Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1995 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of May 31, 1996 and the results of operations and cash flows for the six months ended May 31, 1996 and 1995 and the statement of partner's capital (deficit) for the six months ended May 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year
1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2 .  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Liquidity and Capital Resources
At May 31, 1996, the Partnership had cash and cash equivalents of $1,167,520 which were invested in unaffiliated money market funds, an increase of $107,172 from the balance at November 30, 1995. The increase is attributable to net cash provided by operating activities exceeding cash used for distributions, mortgage payments, and additions to real estate. The Partnership also maintains a restricted cash balance, which totaled $71,865 at May 31, 1996, representing real estate tax escrows required under the terms of the Autumn Heights and Skyline Village loans. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

The General Partners have initiated an improvement program which includes roof repairs at all three properties and asphalt repairs at Autumn Heights and Ponte Vedra Beach II. The improvement work is intended to protect the properties' position within their respective markets, which are growing increasingly competitive with the addition of new apartment properties, and position the properties for increases in revenue and market value. Thus far, the roof repairs at Ponte Vedra Beach II are complete, with the remaining work currently underway.

The General Partners declared a cash distribution of $2.50 per Unit for the quarter ended May 31, 1996 which will be paid to investors on or about July 15, 1996. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs. It is anticipated that cash from reserves may be required to fund a portion of the distributions during 1996 as a result of the property improvements required.

Results of Operations
Partnership operations for the three and six months ended May 31, 1996, resulted in net income of $137,859 and $250,583, respectively, compared with $109,578 and $139,639, respectively, for the corresponding periods in fiscal 1995. The increases in net income for both periods are due primarily to reductions in property operating expense, depreciation and amortization, and interest expense resulting from the sale of Country Place Village II in July 1995. Net cash provided by operating activities was $363,983 and $675,207 for the three and six months ended May 31, 1996, respectively, compared to $443,130 and $762,562, respectively, for the same periods in fiscal 1995. The decreases in net cash provided by operating activities are primarily due to the use of cash for other assets, a decrease in accounts payable, and the sale of Country Place Village II in July of 1995.

Rental income for the three and six months ended May 31, 1996 was $912,837 and $1,836,783, respectively, compared with $1,083,953 and $2,153,786, respectively, in the corresponding periods in fiscal 1995. The decreases reflect the sale of Country Place Village II, and are partially offset by increases in rental income at two of the remaining properties due to increased rental rates. Interest income totaled $22,686 and $35,359 for the three and six months ended May 31, 1996, respectively, compared to $59,972 and $114,245 for the corresponding periods in fiscal 1995. The decreases are the result of the Partnership maintaining a lower cash balance in the 1996 periods compared to the 1995 periods.

Property operating expenses and depreciation and amortization were lower in the three and six month periods ended May 31, 1996 compared to the same periods in fiscal 1995 due to the July 1995 sale of Country Place Village II. Interest expense also declined due to the June 1995 repayment of the Country Place Village II mortgage.

During the first six months of fiscal 1996 and 1995, average occupancy levels at each of the properties were as follows:

          Property                          1996      1995
          Autumn Heights                     97%       96%
          Ponte Vedra Beach Village II       96%       94%
          Skyline Village                    94%       96%



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



                         HUTTON/CONAM REALTY INVESTORS 3

                         BY:  RI 3-4 Real Estate Services, Inc.
                              General Partner



Date:  July 15, 1996     BY:  /s/ Paul L. Abbott
                              Director, President, Chief Executive Officer
                              and Chief Financial Officer