Form 10-Q
period 1996-08-31
HUTTON CONAM REALTY INVESTORS 3
filed 1996-10-15
CIK 711389

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X              Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended August 31, 1996

                                       or

                    Transition Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-11769


                        HUTTON/CONAM REALTY INVESTORS 3
              Exact Name of Registrant as Specified in its Charter


        California                                  13-3176625
State or Other Jurisdiction of          I.R.S. Employer Identification No.
Incorporation or Organization


3 World Financial Center, 29th Floor,                 10285
New York, NY    Attn: Andre Anderson                Zip Code
Address of Principal Executive Offices


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

                       Yes    X    No ____






Consolidated Balance Sheets                     At August 31,   At November 30,
                                                        1996              1995
Assets
Investments in real estate:
  Land                                            $5,817,668        $5,817,668
  Buildings and improvements                      22,284,967        22,164,580
                                                  28,102,635        27,982,248
Less accumulated depreciation                    (10,293,576)       (9,645,010)
                                                  17,809,059        18,337,238
Cash and cash equivalents                          1,179,135         1,060,348
Restricted cash                                       95,609            61,141
Other assets, net of accumulated amortization
  of $152,438 in 1996 and $120,176 in 1995           178,050           191,114
       Total Assets                              $19,261,853       $19,649,841

Liabilities and Partners' Capital
Liabilities:
  Mortgages payable                               $8,468,418        $8,564,859
  Distribution payable                               222,222           222,222
  Accounts payable and accrued expenses              190,891           149,215
  Due to general partners and affiliates              40,447            40,519
  Security deposits                                  115,896           109,876
       Total Liabilities                           9,037,874         9,086,691
Partners' Capital (Deficit):
  General Partners                                  (880,218)         (846,302)
  Limited Partners                                11,104,197        11,409,452
       Total Partners' Capital                    10,223,979        10,563,150
       Total Liabilities and Partners' Capital   $19,261,853       $19,649,841





Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended August 31, 1996

                                         Limited        General
                                        Partners       Partners           Total
Balance at November 30, 1995         $11,409,452      $(846,302)    $10,563,150
Net income                               294,745         32,750         327,495
Cash distributions                      (600,000)       (66,666)       (666,666)
Balance at August 31, 1996           $11,104,197      $(880,218)    $10,223,979



Consolidated Statements of Operations
                                  Three months ended          Nine months ended
                                       August 31,                 August 31,
                                    1996        1995           1996        1995
Income
Rental                          $908,718    $977,296     $2,745,501  $3,131,082
Interest and other                11,184      47,150         46,543     161,395
        Total Income             919,902   1,024,446      2,792,044   3,292,477
Expenses
Property operating               386,867     505,094      1,100,374   1,473,186
Depreciation and amortization    227,444     256,865        680,828     820,222
Interest                         186,710     212,365        562,242     740,856
General and administrative        41,969      46,093        121,105     114,545
        Total Expenses           842,990   1,020,417      2,464,549   3,148,809
Income from operations            76,912       4,029        327,495     143,668
Loss on sale of property             _       (83,992)          _        (83,992)
        Net Income (Loss)        $76,912    $(79,963)      $327,495     $59,676

Net Income (Loss) Allocated:
To the General Partners           $7,691     $  (437)       $32,750     $13,527
To the Limited Partners           69,221     (79,526)       294,745      46,149
                                 $76,912    $(79,963)      $327,495     $59,676
Per limited partnership unit:
(80,000 outstanding)                $.87       $(.99)         $3.68        $.58





Consolidated Statements of Cash Flows
For the nine  months ended August  31,                       1996          1995

Cash Flows From Operating Activities:
Net income                                               $327,495      $ 59,676
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                           680,828       820,222
  Loss on sale of property                                   _           83,992
  Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
      Fundings to restricted cash                        (116,782)     (114,829)
      Release of restricted cash to property operations    82,314        99,539
      Other assets                                        (19,198)       15,679
      Accounts payable and accrued expenses                41,676        82,011
      Due to general partners and affiliates                  (72)       22,389
      Security deposits                                     6,020       (42,621)
Net cash provided by operating activities               1,002,281     1,026,058

Cash Flows From Investing Activities:
Net proceeds from sale of property                           _        3,832,290
Additions to real estate                                 (120,387)      (52,071)
Net cash provided by (used for) investing activities     (120,387)    3,780,219

Cash Flows From Financing Activities:
Mortgage principal payments                               (96,441)   (3,002,889)
Distributions                                            (666,666)   (4,755,555)
Net cash used for financing activities                   (763,107)   (7,758,444)

Net increase (decrease) in cash and cash equivalents      118,787    (2,952,167)
Cash and cash equivalents, beginning of period          1,060,348     4,213,148
Cash and cash equivalents, end of period               $1,179,135    $1,260,981

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                 $562,242      $740,856







Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1995 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of August 31, 1996 and the results of operations and cash flows for the nine months ended August 31, 1996 and 1995 and the consolidated statement of partner's capital (deficit) for the nine months ended August 31, 1996. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year
1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).







Part I, Item 2 .  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Liquidity and Capital Resources
At August 31, 1996, the Partnership had cash and cash equivalents of $1,179,135 that were invested in unaffiliated money market funds, an increase of $118,787 from the balance at November 30,1995. The increase is attributable to net cash provided by operating activities exceeding cash used for distributions, mortgage payments, and additions to real estate. The Partnership also maintains a restricted cash balance, which totaled $95,609 at August 31, 1996, representing real estate tax escrows required under the terms of the Autumn Heights and Skyline Village loans. Accounts payable and accrued expenses increased by $41,676 from the corresponding period in 1995 as a result of real estate tax accruals for 1996, partially offset by a decrease in audit fees payable due to the payment of invoices from the prior year. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

The General Partners continue to perform various improvements at the properties which include roof repairs at Autumn Heights and exterior painting at Skyline Village. Thus far, the roof repairs at Autumn Heights are complete, with the painting at Skyline Village currently underway. It is expected that this work will be finished by the end of the year. The General Partners will evaluate the need for additional improvement work at the properties on an ongoing basis.

The General Partners declared a cash distribution of $2.50 per Unit for the quarter ended August 31, 1996 which will be paid to investors on or about October 15, 1996. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs.

Results of Operations
Partnership operations for the three and nine months ended
August 31, 1996, resulted in net income of $76,912 and $327,495, respectively, compared with a net loss of $79,963 and net income of $59,676, respectively, for the corresponding periods in fiscal 1995. The increases in net income for both periods are due primarily to reductions in property operating expense, depreciation and amortization, and interest expense resulting from the sale of Country Place Village II in July 1995. Also contributing to the net loss for the three month period and lower net income for the nine month period in 1995 was the loss recognized on the sale of the property recorded in the third quarter of 1995.

Rental income for the three and nine months ended August 31, 1996 was $908,718 and $2,745,501, respectively, compared with $977,296 and $3,131,082, respectively, in the corresponding periods in fiscal 1995. The decreases reflect the sale of Country Place Village II and a decrease in occupancy at Skyline Village, and are partially offset by increases in rental income at two of the Partnership's other properties due to increased rental rates and, in the case of Ponte Vedra Beach Village II, an increase in occupancy. Interest income totaled $11,184 and $46,543 for the three and nine months ended August 31, 1996, respectively, compared to $47,150 and $161,395 for the corresponding periods in fiscal 1995. The decreases are the result of the Partnership maintaining a lower cash balance in the 1996 periods compared to the 1995 periods.

Property operating expenses and depreciation and amortization were lower in the three and nine month periods ended
August 31, 1996 compared to the same periods in fiscal 1995 due to the July 1995 sale of Country Place Village II. Interest expense also declined due to the June 1995 repayment of the Country Place Village II mortgage.

During the first nine months of fiscal 1996 and 1995, average occupancy levels at each of the properties were as follows:


          Property                         1996      1995
          Autumn Heights                    96%       96%
          Ponte Vedra Beach Village II      96%       93%
          Skyline Village                   92%       94%






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



                         HUTTON/CONAM REALTY INVESTORS 3

                         BY:  RI 3-4 Real Estate Services, Inc.
                              General Partner



Date: October 14, 1996   BY:  /s/ Paul L. Abbott
                              Director, President, Chief
                              Executive Officer and
                              Chief Financial Officer