Form 10-K
period 1996-11-30
HUTTON CONAM REALTY INVESTORS 3
filed 1997-02-28
CIK 711389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                  For the fiscal year ended: November 30, 1996

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                        Commission file number:  0-11769


                        HUTTON/CONAM REALTY INVESTORS 3
              Exact name of Registrant as specified in its charter


     California                                       13-3176625
State or other jurisdiction               I.R.S. Employer Identification No.
of incorporation

Attention:  Andre Anderson                              10285
3 World Financial Center, 29th Floor,                  Zip Code
New York, New York
Address of principal executive offices

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

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1996.




















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

From time to time the Registrant expects to sell its real property interests taking into consideration such factors as the amount of appreciation in value, if any, to be realized and the possible risks of continued ownership. In consideration of these factors and improving market conditions, the General Partners intend to sell the remaining three properties over the next few years. No property will be sold, financed or refinanced by the Registrant without the agreement of both General Partners. Proceeds from any future sale, financing or refinancing of properties will not be reinvested and may be distributed to the Limited Partners and General Partners (sometimes referred to together herein as the "Partners"), so that the Registrant will, in effect, be self-liquidating. If deemed necessary, the Registrant may retain a portion of the proceeds from any sale, financing or refinancing as capital reserves. As partial payment for properties sold, the Registrant may receive purchase money obligations secured by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in Net Proceeds From Sale or Refinancing (distributable to the Partners) until and only to the extent the obligations are realized in cash, sold or otherwise liquidated.

Originally, the Registrant acquired five residential apartment complexes (collectively, the "Properties") either directly or through investments in joint ventures. As of November 30, 1996, the Registrant had interests in the Properties as follows: (1) Autumn Heights, a 140-unit apartment complex, located in Colorado Springs, Colorado; (2) Skyline Village, a 168-unit apartment complex, located in Tucson, Arizona; and (3) Ponte Vedra Beach Village II, a 124-unit apartment complex, located in Ponte Vedra Beach, Florida. Country Place Village II was sold on July 20, 1995, for $3,890,000 to an institutional buyer, which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the buyer. The Partnership received net proceeds of $3,832,290. The fifth property in which the Registrant had an interest, Bernardo Point Apartments in San Diego, California, was sold on December 20, 1990. See Item 2, "Properties," and Note 4, "Real Estate Investments," of the Notes to the Consolidated Financial Statements incorporated herein by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1996, filed as an exhibit under Item 14, for further information on each of the Properties.

The Registrant's mortgage loan secured by Autumn Heights was refinanced in January 1994 and will mature in January 2001. See Note 5, "Mortgages Payable," of the Notes to the Consolidated Financial Statements for additional information concerning the Registrant's current mortgage indebtedness.

Competition

The Registrant's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and such competition has increased since the Registrant's investment in the Properties due principally to the addition of newly constructed apartment complexes offering increased residential and recreational amenities. The Properties have also been subject to competition from condominiums and single-family properties especially during periods of low mortgage interest rates. The Registrant competes with other real estate owners and developers in the rental and leasing of its Properties by offering competitive rental rates and, if necessary, leasing incentives. Such competition may affect the occupancy levels and revenues of the Properties. The occupancy levels at the properties in Arizona and Florida reflect some seasonality, which is typical in the markets. In some cases, the Registrant may compete with other properties owned by partnerships affiliated with either General Partner of the Registrant.

For a discussion of current market conditions in each of the areas where the Partnership's Properties are located, see Item 2 below.

Employees

The Registrant has no employees. Services are provided by RI 3-4 Services, ConAm Services, ConAm Management Corporation ("ConAm Management"), an affiliate of ConAm Services, as well as Service Data Corporation and First Data Investor Services Group, both unaffiliated companies. The Registrant has entered into management agreements pursuant to which ConAm Management provides management services with respect to certain of the Properties. First Data Investor Services Group has been retained by the Registrant to provide all accounting and investor communication functions, while Service Data Corporation provides transfer agent services. See Item 13, "Certain Relationships and Related Transactions", for a further description of the service and management agreements between the Registrant and affiliated entities.


Item 2.  Properties

For a description of the Registrant's Properties, a discussion of current market conditions in each of the areas where the Properties are located and appraised values, reference is made to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1996, which is filed as an exhibit under Item 14. For information on the purchase of the Properties, reference is made to Note 4 of the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders. Average occupancy rates at each property are incorporated by reference to Item 7.


Item 3.  Legal Proceedings

The Registrant is not subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended November 30, 1996, no matter was submitted to a vote of Unitholders through the solicitation of proxies or otherwise.








                               PART II

Item 5. Market for Partnership's Limited Partnership Units and Related Security Holder Matters

As of November 30, 1996, the number of Unitholders of record was 3,912.

No established public trading market exists for the Units, and it is not anticipated that such a market will develop in the future.

Distributions of Net Cash From Operations, when made, are paid on a quarterly basis, with distributions generally occurring approximately 45 days after the end of each fiscal quarter. Such distributions have been made primarily from net operating income with respect to the Registrant's investment in the Properties and from interest on short-term investments, and partially from excess cash reserves. Information on cash distributions paid by the Partnership for the past two fiscal years is incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1996, which is filed as an exhibit under Item 14. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs.

Item 6.  Selected Financial Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended November 30, 1996, which is filed as an exhibit under Item 14.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At November 30, 1996, the Partnership had cash and cash equivalents of $1,084,483 that were invested in unaffiliated money market funds, an increase of $24,135 from the balance at November 30, 1995. The Partnership also maintains a restricted cash balance, which totaled $84,934 at November 30, 1996, representing real estate tax escrows required under the terms of the Autumn Heights and Skyline Village loans. Accounts payable and accrued expenses decreased from $174,724 at November 30, 1995 to $156,786 at fiscal year-end 1996. The decrease is primarily due to a reduction in real estate taxes as a result of a decrease in the assessed value of Autumn Heights. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

The General Partners continue to perform various improvements at the properties. These repairs include exterior painting at Skyline Village and other repairs to prepare vacant apartments for reoccupancy. The painting at Skyline Village was nearly completed in the fourth quarter of 1996. The General Partners will evaluate the need for additional improvement work at the properties on an ongoing basis. Existing problems with the roofs at Ponte Vedra Beach Village II were aggravated by severe tropical rain storms late in 1996. After evaluating the damages, the General Partners received several competitive bids to repair the roofs, and subsequently selected a contractor. The roof repairs are currently underway and are scheduled to be completed this year. The anticipated cost of repairing the roofs is approximately $200,000.

The General Partners declared a cash distribution of $2.50 per Unit for the quarter ended November 30, 1996 which was paid to investors on January 15, 1997. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs.

Given the improvement in the performance of the Partnership's properties, and the improvement in the real estate capital markets which has increased demand by potential buyers, the General Partners have determined that it is in the best interest of the Partnership to attempt to sell the remaining three properties in an orderly manner over the next few years. Assuming these efforts are successful, we would expect to distribute the sales proceeds and subsequently dissolve the Partnership in 1998 or 1999. However, meeting this objective will be dependent upon a variety of factors, many of which are not within the Partnership's control. Consequently, there can be no assurance that any specific property or all the properties can be sold, that particular prices will be achieved, or that all the properties can be sold within this time frame.

On March 15, 1996, based upon, among other things, the advice of legal counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partners adopted a resolution that states among other things, if a Change of Control (as defined below) occurs, the General Partners may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change in Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partners. In determining the amount of the distribution, the General Partners may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will receive any distribution until the General Partners have declared the distribution and established a record date and distribution date for the distribution.


Results of Operations

1996 versus 1995

Partnership operations for the year ended November 30, 1996 resulted in net income of $354,135 compared with $85,405 in fiscal 1995. Excluding the $83,992 loss recognized on the July 1995 sale of Country Place Village II, income from operations in fiscal 1995 was $169,397. The increases in net income and income from operations for the fiscal year ended November 30, 1996 are due primarily to reductions in property operating expenses and most other major expense categories resulting from the sale of Country Place Village II. The decreases were partially offset by a decline in rental income due to the sale of the property. Net cash provided by operating activities increased slightly to $1,205,239 for the fiscal year ended November 30, 1996, from $1,184,714 in fiscal 1995.

Rental income for the year ended November 30, 1996 was $3,688,364 compared with $4,027,970 in fiscal 1995. The decrease reflects the sale of Country Place Village II in July 1995, partially offset by increases in rental income at Autumn Heights and Ponte Vedra Beach Village II. Interest and other income totaled $57,109 for the fiscal year ended November 30, 1996 compared to $174,780 in fiscal 1995. The decrease is the result of the Partnership maintaining lower cash balances in the 1996 period compared to the 1995 period.

Property operating expenses declined to $1,581,543 for the year ended November 30, 1996, from $1,912,816 for fiscal 1995. The decrease is attributable to the sale of Country Place Village II and is partially offset by higher utilities and property administrative expenses at Ponte Vedra Beach Village II. Depreciation and amortization was lower in fiscal 1996 compared to fiscal 1995 due to the July 1995 sale of Country Place Village II. Interest expense also declined due to the June 1995 repayment of the Country Place Village II mortgage.


1995 versus 1994

Partnership operations for the year ended November 30, 1995 resulted in net income of $85,405 compared with $17,509 in fiscal 1994. Excluding the $83,992 loss recognized on the sale of Country Place Village II, income from operations for the fiscal year ended November 30, 1995 was $169,397 as compared to $17,509 in fiscal 1994. The increases in net income and income from operations for the year ended November 30, 1995 are due primarily to reductions in interest expense and depreciation and amortization attributable to the sale of Country Place Village II. Net cash provided by operating activities was $1,184,714 for the fiscal year ended November 30, 1995, virtually unchanged from $1,196,687 in fiscal 1994.

Rental income for the year ended November 30, 1995 was $4,027,970 compared with $4,146,674 in fiscal 1994. The decrease reflects the sale of Country Place Village II in July 1995, partially offset by increases in rental income at the three remaining properties, particularly Autumn Heights, due to increased rental rates. Interest and other income totaled $174,780 for the fiscal year ended November 30, 1995 compared to $151,152 in fiscal 1994. The increase was the result of the Partnership earning higher interest rates on its invested cash in 1995 compared to 1994.

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

The average occupancy levels at each of the properties for the years ended November 30, 1996, 1995 and 1994 were as follows:


                                    Twelve Months Ended November 30,
     Property                             1996      1995       1994
     --------------------------------------------------------------
     Autumn Heights                        96%       96%        96%
     Ponte Vedra Beach Village II          95%       93%        95%
     Skyline Village                       93%       94%        96%
     --------------------------------------------------------------


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1996, which is filed as an exhibit under
Item 14. Supplementary Data is incorporated by reference to F-1 and F-2 of this report.


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


RI 3-4 Services

RI 3-4 Services (formerly Hutton Real Estate Services VIII, Inc.) is a Delaware corporation formed on August 2, 1982, and is an affiliate of Lehman Brothers, Inc. ("Lehman"). See the section captioned, "Certain Matters Involving Affiliates of RI 3-4 Services," below for a description of the Hutton Group's acquisition by Shearson Lehman Brothers, Inc. ("Shearson") and the subsequent sale of certain of Shearson's domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"), which resulted in a change in the general partner's name.

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



            Name                          Office

            Paul L. Abbott                Director, President, Chief
                                          Financial Officer and Chief
                                          Executive Officer
            Donald E. Petrow              Vice President
            David Sclafani                Vice President



Paul L. Abbott, 51, is a Managing Director of Lehman. Mr. Abbott joined Lehman in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

Donald E. Petrow, 40, is a First Vice President of Lehman Brothers Inc. Since March 1989, he has been responsible for the investment management and restructuring of various investment portfolios, including but not limited to, federal insured mortgages, tax exempt bonds, multifamily and commercial real estate. From November 1981 to February 1989, Mr. Petrow, as Vice President of Lehman, was involved in investment banking activities relating to partnership finance and acquisitions. Prior to joining Lehman, Mr. Petrow was employed in accounting and equipment leasing firms. Mr. Petrow holds a B.S. Degree in accounting from Saint Peters College and an M.B.A in Finance from Pace University.

David Sclafani, 24, is an Associate of Lehman Brothers Inc. Mr. Sclafani joined Lehman Brothers in March 1996 and is responsible for the investment management and restructuring of various limited partnerships holding multi-family real estate. Prior to joining Lehman Brothers, Mr. Sclafani worked in the real estate finance department of a major foreign bank managing performing and non-performing loans. Mr. Sclafani holds a B.S. Degree in Finance from Siena College in Loudonville, N.Y.


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


Daniel J. Epstein, 57, has been the President and a Director of ConAm Development and ConAm Management (or its predecessor firm) and a general partner of Continental American Properties, Ltd. ("ConAm"), an affiliate of ConAm Services, since their inception. Prior to that time Mr. Epstein was Vice President and a Director of American Housing Guild, which he joined in 1969. At American Housing Guild, he was responsible for the formation of the Multi-Family Division and directed its development and property management activities. Mr. Epstein holds a Bachelor of Science degree in Engineering from the University of Southern California.

E. Scott Dupree, 46, is a Senior Vice President and general counsel of ConAm Management responsible for negotiation, documentation, review and closing of acquisition, sale and financing proposals. Mr. Dupree also acts as principal legal advisor on general legal matters ranging from issues and contracts involving the management company to supervision of litigation and employment issues. Prior to joining ConAm Management in 1985, he was corporate counsel to Trusthouse Forte, Inc., a major international hotel and restaurant corporation. Mr. Dupree holds a B.A. from United States International University and a Juris Doctorate degree from the University of San Diego.

Robert J. Svatos, 38, is a Senior Vice President and is the Chief Financial Officer of ConAm Management. His responsibilities include the accounting, treasury and data processing functions of the organization. Prior to joining ConAm Management in 1988, he was the Chief Financial Officer for AmeriStar Financial Corporation, a nationwide mortgage banking firm. Mr. Svatos holds an M.B.A. in Finance from the University of San Diego and a Bachelor's of Science degree in Accounting from the University of Illinois. He is a Certified Public Accountant.

Ralph W. Tilley, 42, is a Senior Vice President and Treasurer of ConAm Management. He is responsible for the financial aspects of syndications and acquisitions, the company's asset management portfolio and risk management activities. Prior to joining ConAm Management in 1980, he was a senior accountant with KPMG Peat Marwick, specializing in real estate. He holds a Bachelor's of Science degree in Accounting from San Diego State University and is a Certified Public Accountant.

J. Bradley Forrester, 39, currently serves as an Executive Vice President of ConAm Management Corporation. He is responsible for property acquisition and disposition on a nationwide basis. Additionally, he is involved with the company's real estate development activities. Prior to joining ConAm, Mr. Forrester served as Senior Vice President - Commercial Real Estate for First Nationwide Bank in San Francisco, where he was responsible for a $2 billion problem asset portfolio including bank-owned real estate and non-performing commercial real estate loans. His past experience includes significant involvement in real estate development and finance, property acquisitions and dispositions and owner's representation matters. Prior to entering the real estate profession, he worked for KPMG Peat Marwick in Dallas, Texas. Mr. Forrester holds a Bachelor of Science degree in Accounting from Louisiana State University. He received his CPA certification in the State of Texas.


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


Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of November 30, 1996, no person was known by the Registrant to be the beneficial owner of more than five percent of the Units of the Registrant. Neither of the General Partners nor any of their executive officers or directors owns any Units.


Item 13.  Certain Relationships and Related Transactions

RI 3-4 Services and ConAm Services each received $44,444 as its allocable share of Net Cash From Operations with respect to the fiscal year ended November 30, 1996. Pursuant to the Certificate and Agreement of Limited Partnership of the Registrant, for the fiscal year ended November 30, 1996, $35,413 of the Registrant's net income was allocated to the General Partners ($17,706.50 to RI 3-4 Services and $17,706.50 to ConAm Services). For a description of the share of Net Cash From Operations and the allocation of income and loss to which the General Partners are entitled, reference is made to the material contained on pages 43-45 of the Prospectus of the Registrant dated March 31, 1983 (the "Prospectus"), contained in Registrant's Registration No. 2-80991, under the section captioned "Profits and Losses and Cash Distributions," which section is incorporated herein by reference thereto.

The Registrant has entered into property management agreements with ConAm Management pursuant to which ConAm Management has assumed direct responsibility for day-to-day management of the Properties. It is the responsibility of ConAm Management to select resident managers and to monitor their performance. ConAm Management's services also include the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, and related services. For such services, ConAm Management is entitled to receive a management fee as described on pages 33 and 34 of the Prospectus under the caption "Investment Objectives and Policies - Management of Properties," which description is herein incorporated by reference. A summary of property management fees earned by ConAm Management during the past three fiscal years is incorporated herein by reference to Note 6, "Transactions with Related Parties," of Notes to the Consolidated Financial Statements included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1996, which is filed as an exhibit under Item 14.

Pursuant to Section 12(g) of the Registrant's Certificate and Agreement of Limited Partnership, the General Partners may be reimbursed by the Registrant for certain of their costs as described on page 16 of the Prospectus, which description is incorporated herein by reference thereto. First Data Investor Services Group provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of a general partner. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation. Both First Data Investor Services Group and Service Data Corporation are unaffiliated companies. A summary of amounts paid to the General Partners or their affiliates during the past three years is incorporated by reference to Note 6, "Transactions with Related Parties," of Notes to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1996, which is filed as an exhibit under Item 14.







                               PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

  (a)(1)   Financial Statements:                                       Page
                                                                      ------

  Consolidated Balance Sheets - November 30, 1996 and 1995              (1)

  Consolidated Statements of Operations - For the years ended
  November 30, 1996, 1995 and 1994                                      (1)

  Consolidated Statements of Partners' Capital (Deficit) - For the
  years ended November 30, 1996, 1995 and 1994.                         (1)

  Consolidated Statements of Cash Flows - For the years ended
  November 30, 1996, 1995 and 1994                                      (1)

  Notes to the Consolidated Financial Statements                        (1)

  Report of Independent Accountants                                     (1)

  (a)(2)   Financial Statement Schedule:

  Schedule III - Real Estate and Accumulated Depreciation              (F-1)

  Report of Independent Accountants                                    (F-2)

  (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1996, filed as an exhibit under Item 14.


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

  (13)    Annual Report to Unitholders for the fiscal year ended
          November 30, 1996

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

  (b)     Reports on Form 8-K:

          No reports on Form 8-K were filed in the fourth quarter of fiscal
          1996.








                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: February 28, 1997

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



                         RI 3-4 REAL ESTATE SERVICES, INC.
                         A General Partner





Date:  February 28, 1997
                         BY:  /S/ Paul L. Abbott
                              Paul L. Abbott
                              Director, President,
                              Chief Executive Officer
                              and Chief Financial Officer



Date:  February 28, 1997
                         BY:  /S/ Donald E. Petrow
                                  Donald E. Petrow
                                  Vice President




Date:  February 28, 1997
                         BY:  /S/ David Sclafani
                                  David Sclafani
                                  Vice President



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


                         CONAM PROPERTY SERVICES IV, LTD.
                         A General Partner


                         By:  Continental American Development, Inc.
                              General Partner



Date:  February 28, 1997
                         BY:  /S/  Daniel J. Epstein
                                   Daniel J. Epstein
                                   Director, President and
                                   Principal Executive Officer




Date:  February 28, 1997
                         BY: /S/  E. Scott Dupree
                                  E. Scott Dupree
                                  Vice President/Director





Date:  February 28, 1997
                         BY: /S/  Robert J. Svatos
                                  Robert J. Svatos
                                  Vice President/Director





Date:  February 28, 1997
                         BY: /S/  Ralph W. Tilley
                                  Ralph W. Tilley
                                  Vice President




Date:  February 28, 1997
                         BY: /S/  J. Bradley Forrester
                                  J. Bradley Forrester
                                  Vice President