Form 10-Q
period 1997-02-28
HUTTON CONAM REALTY INVESTORS 3
filed 1997-04-14
CIK 711389

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
      X   Quarterly Report Pursuant to Section 13 or
          15(d) of the Securities Exchange Act of 1934

        For the Quarterly Period Ended February 28, 1997

                               or

    ___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Transition period from ______  to ______


                 Commission File Number: 0-11769


                 HUTTON/CONAM REALTY INVESTORS 3
      Exact Name of Registrant as Specified in its Charter

            California
State or Other Jurisdiction of               13-3176625
Incorporation or Organization     I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY   Attn: Andre Anderson                      10285
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


Consolidated Balance Sheets             At February 28,     At November 30,
                                                  1997                1996
Assets
Investments in real estate:
  Land                                    $  5,817,668        $  5,817,668
  Buildings and improvements                22,414,765          22,326,780
                                            28,232,433          28,144,448
Less accumulated depreciation              (10,728,627)        (10,510,777)
                                            17,503,806          17,633,671
Cash and cash equivalents                      953,267           1,084,483
Restricted cash                                124,937              84,934
Other assets, net of accumulated
  amortization of $173,946 in 1997
  and $163,192 in 1996                         157,024             173,569
        Total Assets                      $ 18,739,034        $ 18,976,657

Liabilities and Partners' Capital
Liabilities:
  Mortgages payable                       $  8,400,528        $  8,434,843
  Distribution payable                         133,333             222,222
  Accounts payable and accrued expenses        168,104             156,786
  Due to general partners and affiliates        14,958              15,808
  Security deposits                            108,524             118,601
        Total Liabilities                    8,825,447           8,948,260
Partners' Capital (Deficit):
  General Partners                            (911,258)           (899,777)
  Limited Partners                          10,824,845          10,928,174
        Total Partners' Capital              9,913,587          10,028,397
        Total Liabilities and
         Partners' Capital                $ 18,739,034        $ 18,976,657


Consolidated Statements of Partners' Capital (Deficit)
For the three months ended February 28, 1997
                                        General        Limited
                                       Partners       Partners         Total
Balance at  November  30, 1996      $  (899,777)  $ 10,928,174  $ 10,028,397
Net income                                1,852         16,671        18,523
Cash distributions                      (13,333)      (120,000)     (133,333)
Balance at February 28, 1997        $  (911,258)  $ 10,824,845  $  9,913,587


Consolidated Statements of Operations
For the three months ended February 28 and February 29,   1997          1996

Income
Rental                                              $  888,461    $  923,946
Interest and other                                      11,552        12,673
     Total Income                                      900,013       936,619

Expenses
Property operating                                     420,177       365,982
Depreciation and amortization                          228,604       225,139
Interest                                               185,246       188,112
General and administrative                              47,463        44,662
     Total Expenses                                    881,490       823,895
        Net Income                                  $   18,523    $  112,724

Net Income Allocated:
To the General Partners                             $    1,852    $   11,272
To the Limited Partners                                 16,671       101,452
                                                    $   18,523    $  112,724
Per limited partnership unit:
(80,000 outstanding)                                      $.21         $1.27


Consolidated Statements of Cash Flows
For the three months ended February  28 and February 29,  1997          1996

Cash Flows From Operating Activities:
Net income                                           $  18,523    $  112,724
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization                         228,604       225,139
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
    Fundings to restricted cash                        (40,003)      (38,257)
    Release of restricted cash to property operations        _        16,013
    Other assets                                         5,791         1,941
    Accounts payable and accrued expenses               11,318        (7,176)
    Due to general partners and affiliates                (850)          344
    Security deposits                                  (10,077)          496
Net cash provided by operating activities              213,306       311,224

Cash Flows From Investing Activities:
Additions to real estate                               (87,985)            _
Net cash used for investing activities                 (87,985)            _

Cash Flows From Financing Activities:
Mortgage principal payments                            (34,315)      (31,449)
Distributions                                         (222,222)     (222,222)
Net cash used for financing activities                (256,537)     (253,671)
Net increase (decrease) in cash and cash equivalents  (131,216)       57,553
Cash and cash equivalents, beginning of period       1,084,483     1,060,348
Cash and cash equivalents, end of period            $  953,267    $1,117,901

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest            $  185,246    $  188,112


Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1996 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of February 28, 1997 and the results of operations and cash flows for the three months ended February 28, 1997 and February 29, 1996 and the statement of changes in partners' capital (deficit) for the three months ended February 28, 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year
1996, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2 .  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Liquidity and Capital Resources
At February 28, 1997, the Partnership had cash and cash equivalents of $953,267, which were invested in unaffiliated money market funds, compared with $1,084,483 at December 31, 1996. The decrease reflects cash distributions to Partners, mortgage principal payments, and additions to real estate exceeding cash provided by operating activities for the first quarter. The Partnership also maintains a restricted cash balance, which totaled $124,937 at February 28, 1997, representing real estate tax escrows required under the terms of the Autumn Heights and Skyline Village loans. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

During the quarter, the General Partners continued to perform various improvements at the properties, including roof repairs at Ponte Vedra Beach Village II. These roof repairs are expected to be completed during the second quarter of fiscal 1997 and are anticipated to cost approximately $200,000. Roof repairs are also required on five of the buildings at Autumn Heights. These repairs are scheduled to commence in April and are anticipated to cost approximately $100,000.

The General Partners declared a cash distribution of $1.50 per Unit for the quarter ended February 28, 1997 which will be paid to investors on or about April 15, 1997. The distribution level was reduced from $2.50 per Unit in the preceeding quarter due to the need to maintain adequate cash reserves to fund required roof repairs at two of the Partnership's properties (see above). The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs.

Results of Operations
Partnership operations for the three months ended February 28, 1997, resulted in net income of $18,523 compared with $112,724 in the first quarter of fiscal 1996. The decrease in net income for the three months ended February 28, 1997 is due primarily to a decrease in rental income and an increase in property operating expense. Net cash provided by operating activities was $213,306 for the three months ended February 28, 1997, down from $311,224 for the corresponding period in fiscal 1996, reflecting the decrease in net income.

Rental income for the three months ended February 28, 1997 was $888,461 compared with $923,946 in the first quarter of fiscal 1996. The decrease is due to lower average occupancy at the Partnership's properties, reflecting competitive market conditions in all three markets where the properties are located. Interest and other income totaled $11,552 for the three months ended February 28, 1997, largely unchanged from $12,673 in the first quarter of fiscal 1996.

Property operating expenses totaled $420,177 for the three months ended February 28, 1997 compared with $365,982 for the corresponding period in fiscal 1996. The increase reflects higher repairs and maintenance expense at Skyline Village and Ponte Vedra Beach Village II, as well as higher real estate tax expense at Autumn Heights.

During the first three months of fiscal 1997 and 1996, average occupancy levels at each of the properties were as follows:

          Property                       1997      1996
          Autumn Heights                  92%       97%
          Ponte Vedra Beach Village II    91%       96%
          Skyline Village                 93%       95%


Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended February 28, 1997.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         HUTTON/CONAM REALTY INVESTORS 3

                         BY:  RI 3-4 Real Estate Services, Inc.
                              General Partner


Date:  April 14, 1997    BY:  /s/ Paul L. Abbott
                              Paul L. abbott
                              Director, President, Chief Executive Officer
                              and Chief Financial Officer