Form 10-Q
period 1997-05-31
HUTTON CONAM REALTY INVESTORS 3
filed 1997-07-15
CIK 711389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended May 31, 1997

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
 State or Other Jurisdiction                              I.R.S. Employer
of Incorporation or Organization                         Identification No.


3 World Financial Center, 29th Floor,
New York, NY  Attn: Andre Anderson                            10285
Address of Principal Executive Offices                       Zip Code


                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No _____


CONSOLIDATED BALANCE SHEETS
                                               At May 31,   At November 30,
                                                    1997              1996

Assets
Investments in real estate:
  Land                                       $ 5,817,668       $ 5,817,668
  Buildings and improvements                  22,559,804        22,326,780
                                              28,377,472        28,144,448
  Less accumulated depreciation              (10,947,642)      (10,510,777)
                                              17,429,830        17,633,671
Cash and cash equivalents                        921,381         1,084,483
Restricted cash                                   82,982            84,934
Other assets, net of accumulated
 amortization of $184,700 in 1997
 and $163,192 in 1996                            145,787           173,569
  Total Assets                               $18,579,980       $18,976,657
Liabilities and Partners' Capital
Liabilities:
  Mortgages payable                          $ 8,365,456       $ 8,434,843
  Distribution payable                           133,333           222,222
  Accounts payable and accrued expenses          173,333           156,786
  Due to general partners and affiliates          15,402            15,808
  Security deposits                              110,169           118,601
    Total Liabilities                          8,797,693         8,948,260
Partners' Capital (Deficit):
  General Partners                              (924,387)         (899,777)
  Limited Partners                            10,706,674        10,928,174
    Total Partners' Capital                    9,782,287        10,028,397
    Total Liabilities and Partners' Capital  $18,579,980       $18,976,657



CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
For the six months ended May 31, 1997
                                   General          Limited
                                  Partners         Partners           Total
Balance at November 30, 1996    $ (899,777)    $ 10,928,174    $ 10,028,397
Net income                           2,056           18,500          20,556
Cash distributions                 (26,666)        (240,000)       (266,666)
Balance at May 31, 1997         $ (924,387)    $ 10,706,674    $  9,782,287



CONSOLIDATED STATEMENTS OF OPERATIONS
                                 Three months                Six months
                                 ended May 31,              ended May 31,
                              1997         1996          1997          1996
Income
Rental                   $ 908,287    $ 912,837    $1,796,748    $1,836,783
Interest and other           9,549       22,686        21,101        35,359
  Total Income             917,836      935,523     1,817,849     1,872,142
Expenses
Property operating         460,377      347,525       880,554       713,507
Depreciation and
 amortization              229,769      228,245       458,373       453,384
Interest                   184,489      187,420       369,735       375,532
General and administrative  41,168       34,474        88,631        79,136
  Total Expenses           915,803      797,664     1,797,293     1,621,559
  Net Income             $   2,033    $ 137,859    $   20,556    $  250,583
Net Income Allocated:
To the General Partners  $     204    $  13,786    $    2,056    $   25,058
To the Limited Partners      1,829      124,073        18,500       225,525
                         $   2,033    $ 137,859    $   20,556    $  250,583
Per limited partnership unit:
(80,000 outstanding)          $.02        $1.55          $.23         $2.82



CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six  months ended May 31,                          1997          1996
Cash Flows From Operating Activities:
Net income                                           $   20,556    $  250,583
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                         458,373       453,384
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Fundings to restricted cash                         (79,974)      (77,025)
    Release of restricted cash to property operations    81,926        66,301
    Other assets                                          6,274       (19,198)
    Accounts payable and accrued expenses                16,547        (3,493)
    Due to general partners and affiliates                 (406)           38
    Security deposits                                    (8,432)        4,617
Net cash provided by operating activities               494,864       675,207
Cash Flows From Investing Activities:
Additions to real estate                               (233,024)      (60,000)
Net cash used for investing activities                 (233,024)      (60,000)
Cash Flows From Financing Activities:
Mortgage principal payments                             (69,387)      (63,591)
Distributions                                          (355,555)     (444,444)
Net cash used for financing activities                 (424,942)     (508,035)
Net increase (decrease) in cash and cash equivalents   (163,102)      107,172
Cash and cash equivalents, beginning of period        1,084,483     1,060,348
Cash and cash equivalents, end of period             $  921,381    $1,167,520
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest             $  369,735    $  375,532



NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1996 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of May 31, 1997 and the results of operations for the three and six months ended May 31, 1997 and 1996, cash flows for the six months ended May 31, 1997 and 1996, and the statement of partners' capital (deficit) for the six months ended May 31, 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

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



Part I, Item 2 .  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

Liquidity and Capital Resources
At May 31, 1997, the Partnership had cash and cash equivalents of $921,381, which were invested in unaffiliated money market funds, compared with $1,084,483 at November 30, 1996. The decrease reflects cash distributions to Partners, mortgage principal payments, and additions to real estate exceeding cash provided by operating activities for the first six months of fiscal 1997. The Partnership also maintains a restricted cash balance, which totaled $82,982 at May 31, 1997, representing real estate tax escrows required under the terms of the Autumn Heights and Skyline Village loans. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

During the quarter, the General Partners continued to perform various improvements at the properties, including roof repairs at Ponte Vedra Beach Village II. These roof repairs are expected to be completed during the third quarter of fiscal 1997 and are anticipated to cost approximately $200,000. Roof repairs are also required on five of the buildings at Autumn Heights. These repairs commenced in July and are anticipated to cost approximately $100,000.

Other assets decreased from $173,569 at November 30, 1996 to $145,787 at May 31, 1997. The decrease is primarily attributable to the continued amortization of mortgage fees and the timing of payment of real estate taxes.

The General Partners declared a cash distribution of $1.50 per Unit for the quarter ended May 31, 1997 which will be paid to investors on or about July 15, 1997. The distribution level was reduced beginning in the first quarter of fiscal 1997 from $2.50 per Unit in the fourth quarter of fiscal 1996 due to the need to maintain adequate cash reserves to fund required roof repairs at two of the Partnership's properties (see above). The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs.

Results of Operations
Partnership operations for the three and six months ended May 31, 1997 resulted in net income of $2,033 and $20,556, respectively, compared with $137,859 and $250,583, respectively, for the corresponding periods in 1996. The decrease in net income for both periods is primarily attributable to an increase in property operating expenses and, to a lesser extent, a decrease in rental income. Net cash provided by operating activities was $494,864 for the six months ended May 31, 1997, down from $675,207 for the corresponding period in fiscal 1996, reflecting the decrease in net income.

Rental income for the three and six months ended May 31, 1997 was $908,287 and $1,796,748, respectively, compared with $912,837 and $1,836,783, respectively, for the corresponding periods in 1996. The decreases are due to lower average occupancy at the Autumn Heights and Ponte Vedra Beach Village II properties, and a reduction in rental rates at Skyline Village, reflecting competitive market conditions in all three markets where the properties are located.

Interest and other income totaled $9,549 and $21,101, respectively, for the three and six months ended May 31, 1997, compared to $22,686 and $35,359, respectively, for the corresponding periods in 1996. The decrease for both periods is primarily attributable to a decrease in the cash balances maintained by the Partnership.

Property operating expenses for the three and six months ended May 31, 1997 totaled $460,377 and $880,554, respectively, compared to $347,525 and $713,507, respectively, for the corresponding periods in 1996. The increases in both periods reflect higher repairs and maintenance expense at all three of the Partnership's properties.

General and administrative expenses for the three and six months ended May 31, 1997 were $41,168 and $88,631, respectively, compared to $34,474 and $79,136, respectively, for the same periods in 1996. During the 1997 periods, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of RI 3-4 Real Estate Services, Inc. in prior periods, were reimbursed to RI 3-4 Real Estate Services, Inc. and its affiliates.

During the first six months of fiscal 1997 and 1996, average occupancy levels at each of the properties were as follows:

               Property                       1997    1996
               Autumn Heights                  91%     97%
               Ponte Vedra Beach Village II    93%     96%
               Skyline Village                 95%     94%



Part II  Other Information

Items 1-5  Not applicable.

Item 6   Exhibits and reports on Form 8-K.

         (a) Exhibits -

             (27) Financial Data Schedule

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended May 31, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



				HUTTON/CONAM REALTY INVESTORS 3

                                BY: RI 3-4 Real Estate Services, Inc.
                                    General Partner



Date:  July 15, 1997                BY: /s/ Paul L. Abbott
                                            Paul L. Abbott
                                            Director, President,
					    Chief Executive Officer
                                            and Chief Financial Officer