Form 10-Q
period 1997-08-31
HUTTON CONAM REALTY INVESTORS 3
filed 1997-10-15
CIK 711389

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Quarterly Period Ended August 31, 1997

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



Consolidated Balance Sheets                At August 31,      At November 30,
                                                   1997                 1996
Assets
Investments in real estate:
  Land                                      $ 5,817,668          $ 5,817,668
  Buildings and improvements                 22,679,876           22,326,780
                                             28,497,544           28,144,448
  Less accumulated depreciation             (11,167,982)         (10,510,777)
                                             17,329,562           17,633,671
Cash and cash equivalents                       895,283            1,084,483
Restricted cash                                 122,944               84,934
Other assets, net of accumulated
  amortization of $195,454 in 1997
  and $163,192 in 1996                          113,180              173,569
        Total Assets                        $18,460,969          $18,976,657

Liabilities and Partners' Capital
Liabilities:
  Mortgages payable                         $ 8,329,609          $ 8,434,843
  Distribution payable                          133,333              222,222
  Accounts payable and accrued expenses         225,244              156,786
  Due to general partners and affiliates         14,745               15,808
  Security deposits                             103,333              118,601
        Total Liabilities                     8,806,264            8,948,260
Partners' Capital (Deficit):
  General Partners                             (937,146)            (899,777)
  Limited Partners                           10,591,851           10,928,174
        Total Partners' Capital               9,654,705           10,028,397
        Total Liabilities and
         Partners' Capital                  $18,460,969          $18,976,657



Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended August 31, 1997
                                           General       Limited
                                          Partners      Partners        Total
Balance at November 30, 1996            $ (899,777)  $10,928,174  $10,028,397
Net income                                   2,631        23,677       26,308
Cash distributions                         (40,000)     (360,000)    (400,000)
Balance at August 31, 1997              $ (937,146)  $10,591,851  $ 9,654,705



Consolidated Statements of Operations
                               Three months ended          Nine months ended
                                    August 31,                 August 31,
                               1997          1996         1997           1996
Income
Rental                     $ 881,207    $ 908,718   $2,677,955     $2,745,501
Interest and other             7,864       11,184       28,965         46,543
   Total Income              889,071      919,902    2,706,920      2,792,044
Expenses
Property operating           432,699      386,867    1,313,253      1,100,374
Depreciation and
 amortization                231,094      227,444      689,467        680,828
Interest                     183,714      186,710      553,449        562,242
General and administrative    35,812       41,969      124,443        121,105
   Total Expenses            883,319      842,990    2,680,612      2,464,549
   Net Income              $   5,752    $  76,912   $   26,308     $  327,495

Net Income Allocated:
To the General Partners    $     575    $   7,691   $    2,631     $   32,750
To the Limited Partners        5,177       69,221       23,677        294,745
                           $   5,752    $  76,912   $   26,308     $  327,495
Per limited partnership unit:
(80,000 outstanding)            $.07         $.87         $.30          $3.68


Consolidated Statements of Cash Flows
For the nine  months ended August  31,                  1997            1996
Cash Flows From Operating Activities:
Net income                                          $ 26,308      $  327,495
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                     689,467         680,828
   Increase (decrease) in cash arising from
    changes in operating assets and liabilities:
        Fundings to restricted cash                 (119,936)       (116,782)
        Release of restricted cash to
         property operations                          81,926          82,314
        Other assets                                  28,127         (19,198)
        Accounts payable and accrued expenses         68,458          41,676
        Due to general partners and affiliates        (1,063)            (72)
        Security deposits                            (15,268)          6,020
Net cash provided by operating activities            758,019       1,002,281
Cash Flows From Investing Activities:
Additions to real estate                            (353,096)       (120,387)
Net cash used for investing activities              (353,096)       (120,387)
Cash Flows From Financing Activities:
Mortgage principal payments                         (105,234)        (96,441)
Distributions                                       (488,889)       (666,666)
Net cash used for financing activities              (594,123)       (763,107)
Net increase (decrease) in cash and
  cash equivalents                                  (189,200)        118,787
Cash and cash equivalents, beginning of period     1,084,483       1,060,348
Cash and cash equivalents, end of period          $  895,283      $1,179,135
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest          $  553,449      $  562,242



Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1996 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of August 31, 1997 and the results of operations for the three and nine months ended August 31, 1997 and 1996, cash flows for the nine months ended August 31, 1997 and 1996, and the statement of partners' capital (deficit) for the nine months ended August 31, 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year
1996, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On August 29, 1997 ConAm Property Services IV, Ltd. ("CPS IV"), a co-general partner of the Partnership, executed a contract to acquire RI 3-4 Real Estate Services Inc.'s co-general partner interest in the Partnership. As a result, upon the closing of this transaction, CPS IV will become the sole general partner of the Partnership. See Part II, Item 5 of this 10-Q for additional information.



Part I, Item 2 .  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Liquidity and Capital Resources
At August 31, 1997, the Partnership had cash and cash equivalents of $895,283 that were invested in unaffiliated money market funds, a decrease from $1,084,483 at November 30, 1996. The decrease is primarily attributable to a decrease in net cash provided by operating activities, as well as an increase in additions to real estate, as discussed below. The Partnership also maintains a restricted cash balance, which totaled $122,944 at August 31, 1997, an increase from $84,934 at November 30, 1996. The increase in restricted cash is attributable to payments made for real estate tax escrows required under the terms of the Autumn Heights and Skyline Village loans. Accounts payable and accrued expenses totaled $225,243 at August 31,1997, an increase from $156,786 at November 30, 1996. The increase is primarily due to real estate tax accruals for Ponte Vedra Beach Village II and Skyline Village. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

The General Partners continue to perform various improvements at the properties which include roof repairs at Autumn Heights and Ponte Vedra Beach Village II and exterior painting at Skyline Village. It is expected that work at both properties will be finished by the end of the year. The General Partners will evaluate the need for additional improvement work at the properties on an ongoing basis.

The General Partners declared a cash distribution of $1.50 per Unit for the quarter ended August 31, 1997 which will be paid to investors on or about October 22, 1997. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs.

Results of Operations
Partnership operations for the three and nine months ended August
31, 1997 resulted in net income of $5,752 and $26,308, respectively, compared with $76,912 and $327,495, for the corresponding periods in fiscal 1996. The decreases in net income for both periods are due primarily to a decrease in rental income and an increase in property operating expenses.

Rental income for the three and nine months ended August 31, 1997 was $881,207 and $2,677,955, respectively, compared with $908,718 and $2,745,501, in the corresponding periods in fiscal 1996. The decrease primarily reflects lower occupancy at all three properties. Interest and other income totaled $7,864 and $28,965 for the three and nine months ended August 31, 1997, respectively, compared to $11,184 and $46,543 for the corresponding periods in fiscal 1996. The decrease is the result of the Partnership maintaining a lower cash balance in the 1997 periods compared to the 1996 periods.

Property operating expenses for the three and nine months ended August 31, 1997 were $432,699 and $1,313,253, respectively, compared with $386,867 and $1,100,374, in the corresponding periods in 1996. The increase is primarily attributable to an increase in repair and maintenance work in connection with the roof repairs at Ponte Vedra Beach Village II and Autumn Heights.

During the first nine months of fiscal 1997 and 1996, average occupancy levels at each of the properties were as follows:

          Property                     1997      1996
          Autumn Heights                94%       96%
          Ponte Vedra Beach Village II  94%       96%
          Skyline Village               90%       92%



Part II        Other Information

Items 1-4      Not applicable.

Item 5         Other Information
               ConAm Property Services IV, Ltd. ("CPS IV") and RI 3-4 Real Estate Services Inc.'s ("RI 3-4") have served as co-general partners of the Partnership since its inception. On August 29, 1997, CPS IV executed a contract to acquire RI 3-4's co-general partner interest in the Partnership.
               As a result, upon the closing of this transaction CPS IV will become the sole general partner of the Partnership.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                 (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended August 31, 1997.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         HUTTON/CONAM REALTY INVESTORS 3

                         BY:  RI 3-4 Real Estate Services, Inc.
                              General Partner

Date:   October 15, 1997      BY:    /s/ Doreen D. Odell
                              ---------------------------
                              Director, President, Chief
                              Executive Officer and Chief Financial Officer