Form 10-K
period 1997-11-30
HUTTON CONAM REALTY INVESTORS 3
filed 1998-03-02
CIK 711389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

               For the fiscal year ended: November 30, 1997

                                    OR

  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

               For the transition period from _____ to _____

                     Commission file number:  0-11769

                       CONAM REALTY INVESTORS 3 L.P.
                             formerly known as
                      HUTTON/CONAM REALTY INVESTORS 3
           Exact name of Registrant as specified in its charter


             California                                 13-3176625
State or other jurisdiction of incorporation I.R.S. Employer Identification No.

1764 San Diego Avenue
San Diego, CA  92110 Attn.: Robert J. Svatos            92110-1906
Address of principal executive offices                   Zip Code

Registrant's telephone number, including area code (619) 297-6771

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

Documents Incorporated by Reference:

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1997.

                                PART I

Item 1.  Business

(a) General Description of Business and Objectives

This Form 10-K contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in or contemplated by the forward-looking statements as a result of a number of factors, including those identified herein.

ConAm Realty Investors 3 L.P., formerly known as Hutton/ConAm Realty Investors 3, (the "Partnership") is a California limited partnership formed on July 14, 1983. ConAm Property Services IV, Ltd. ("CPS IV"), a California limited partnership, and RI 3-4 Real Estate Services, Inc. ("RI 3-4"), a Delaware corporation, were the original co-general partners of the Partnership. On January 27, 1998, CPS IV acquired RI 3-4's co-general partner interest in the Partnership, effective July 1, 1997, pursuant to a Purchase Agreement between CPS IV and RI 3-4 dated August 29, 1997. As a result, CPS IV now serves as the sole general partner (the "General Partner") of the Partnership. In conjunction with this transaction, the name of the Partnership was changed from Hutton/ConAm Realty Investors 3 to ConAm Realty Investors 3 L.P.

The Partnership was organized to engage in the business of acquiring, operating and holding for investment multifamily residential properties. The Partnership originally invested in three residential apartment properties and two joint ventures, each of which owned a specified property. As described below two properties have been sold. Funds held as a working capital reserve are invested in bank certificates of deposit, unaffiliated money market funds or other highly liquid short-term investments where there is appropriate safety of principal in accordance with the Partnership's investment objectives and policies.

The Partnership's principal investment objectives with respect to its interests in real property are:

(1) capital appreciation;

(2) distribution of net cash from operations attributable to rental income; and

(3) preservation and protection of capital.

Distribution of net cash from operations is the Partnership's objective during its operational phase, while preservation and appreciation of capital are the Partnership's long-term objectives. The attainment of the Partnership's investment objectives will depend on many factors, including future economic conditions in the United States as a whole and, in particular, in the localities in which the Partnership's properties are located, especially with regard to achievement of capital appreciation.

From time to time the Partnership expects to sell its real property interests taking into consideration such factors as the amount of appreciation in value, if any, to be realized and the possible risks of continued ownership. Proceeds from any future sale, financing or refinancing of properties will not be reinvested and may be distributed to the Limited Partners and General Partner (sometimes referred to together herein as the "Partners"), so that the Partnership will, in effect, be self-liquidating. If deemed necessary, the Partnership may retain a portion of the proceeds from any sale, financing or refinancing as capital reserves. As partial payment for properties sold, the Partnership may receive purchase money obligations secured by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in Net Proceeds From Sale or Refinancing (distributable to the Partners) until and only to the extent the obligations are realized in cash, sold or otherwise liquidated.

Originally, the Partnership utilized the net proceeds of its public offering to acquire five residential apartment complexes (collectively, the "Properties") either directly or through investments in joint ventures, as follows: (1) Autumn Heights, a 140-unit apartment complex, located in Colorado Springs, Colorado; (2) Skyline Village, a 168-unit apartment complex, located in Tucson, Arizona; (3) Ponte Vedra Beach Village II, a 124-unit apartment complex, located in Ponte Vedra Beach, Florida; (4) Country Place Village II, a 100-unit apartment complex, located in Clearwater, Florida; and (5) Bernardo Point Apartments, a 200-unit apartment complex, located in San Diego, California. On December 20, 1990, Bernardo Point Apartments was sold to an unaffiliated institutional buyer for $19,915,000, and on July 20, 1995, Country Place Village II was sold for $3,890,000 to an unaffiliated institutional buyer.

The Partnership's mortgage loan secured by Autumn Heights was refinanced in January 1994 and matures in January 2001. For information concerning the Partnership's current mortgage indebtedness, see Note 5, "Mortgages Payable," of the Notes to the Consolidated Financial Statements, included herein by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1997, which is filed as an exhibit under
Item 14.

The Partnership considers itself to be engaged in only one industry segment, real estate investment.

Competition

The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and such competition has increased since the Partnership's investment in the Properties due principally to the addition of newly constructed apartment complexes offering increased residential and recreational amenities. The Properties have also been subject to competition from condominiums and single-family properties especially during periods of low mortgage interest rates. The Partnership competes with other real estate owners and developers in the rental and leasing of its Properties by offering competitive rental rates and, if necessary, leasing incentives. Such competition may affect the occupancy levels and revenues of the Properties. The occupancy levels at the properties in Arizona and Florida reflect some seasonality, which is typical in these markets. In some cases, the Partnership may compete with properties owned by partnerships affiliated with the General Partner.

For a discussion of current market conditions in the areas where the Partnership's Properties are located, reference is made to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1997, which is filed as an exhibit under Item 14.

Employees

The Partnership has no employees. Services are provided by ConAm Services, ConAm Management Corporation ("ConAm Management"), an affiliate of CPS IV, as well as Service Data Corporation and First Data Investor Services Group, both unaffiliated companies. The Partnership has entered into management agreements pursuant to which ConAm Management provides management services with respect to the Properties. First Data Investor Services Group had been retained by the Partnership to provide all accounting and investor communication functions, while Service Data Corporation provides transfer agent services. Effective December 1, 1997, the accounting functions of the Partnership have been transferred to the firm of Brock, Tibbetts, & Snell, an unaffiliated company located in San Diego, California. See Item 13, "Certain Relationships and Related Transactions", for a further description of the service and management agreements between the Partnership and affiliated entities.

Item 2.  Properties

For a description of the Partnership's Properties, a discussion of current market conditions in the areas where the Properties are located and appraised values, reference is made to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1997, which is filed as an exhibit under Item 14. For information on the purchase of the Properties, reference is made to Note 4 of the Consolidated Financial Statements, included herein by reference to the Partnership's Annual Report to Unitholders. Average occupancy rates at each property are incorporated by reference to Item 7.

Item 3.  Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended November 30, 1997, no matter was submitted to a vote of Unitholders through the solicitation of proxies or otherwise.

                               PART II

Item 5. Market for Partnership's Limited Partnership Units and Related Security Holder Matters

As of November 30, 1997, the number of Unitholders of record was 3,767.

No established public trading market exists for the Units, and it is not anticipated that such a market will develop in the future.

Distributions of Net Cash From Operations, when made, are paid on a quarterly basis, with distributions generally occurring approximately 45 days after the end of each fiscal quarter. Such distributions have been made primarily from net operating income with respect to the Partnership's investment in the Properties and from interest on short-term investments, and partially from excess cash reserves. Information on cash distributions paid by the Partnership for the past two fiscal years is incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1997, which is filed as an exhibit under Item 14. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs.

Item 6.   Selected Financial Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended November 30, 1997, which is filed as an exhibit under
Item 14.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At November 30, 1997, the Partnership had cash and cash equivalents of $796,824 that were invested in unaffiliated money market funds, a decrease from $1,084,483 at November 30, 1996. The decrease is primarily attributable to additions to real estate, mortgage principal payments and cash distributions, all of which in total exceeded cash provided by operating activities. The Partnership also maintains a restricted cash balance, which totaled $109,843 at November 30, 1997, an increase from $84,934 at November 30, 1996. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

Distribution payable decreased from $222,222 at November 30, 1996 to $146,659 at November 30, 1997. The decrease is primarily due to the decline in the quarterly distribution level as a result of lower rental revenue projections and the use of cash for capital improvements in 1997.

Accounts payable and accrued expenses totaled $218,266 at November 30, 1997, an increase from $156,786 at November 30, 1996. The increase is primarily due to real estate tax accruals for Skyline Village, and higher partnership administrative expenses.

The Partnership continues to perform various improvements at the Properties which include roof replacements at Autumn Heights and Ponte Vedra Beach Village II and exterior painting at Skyline Village. The anticipated costs of the roof replacements at Autumn Heights and Ponte Vedra Beach Village II are $100,000, and $200,000, respectively, and will be funded from the Partnership's operating cash flow and cash reserves. It is expected that work at these Properties will be finished by the end of the first quarter of 1998. The Partnership will evaluate the need for additional improvement work at the Properties on an ongoing basis.

The Partnership declared a cash distribution of $1.50 per Unit for the quarter ended November 30, 1997 which was paid to investors on January 21, 1998. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs.

The General Partner is continuing to evaluate the sale potential of the remaining properties and other options with respect to the Partnership's investments. One of these options includes refinancing certain loans secured by the properties in order to return capital to the limited partners on a tax-free basis and lock in favorable fixed interest rates. This would also potentially enhance the marketability of the properties, while enabling the Partnership to take advantage of possible future property appreciation. The Partnership's ability to sell the properties is dependent upon a variety of factors, many of which are not within the Partnership's control. There can be no assurance that any specific property or all the properties can be sold, that particular prices will be achieved, or that the Properties can be sold within a specific time frame.

Results of Operations

1997 versus 1996
Partnership operations for the fiscal year ended November 30, 1997 resulted in a net loss of $195,483 compared with net income $354,135 in fiscal 1996. The change from net income in 1996 to a net loss in 1997 is due primarily to a decline in rental income, an increase in property operating expenses and the write-off of the remaining basis of the roofs replaced in fiscal 1997. Net cash provided by operating activities decreased to $921,300 for the fiscal year ended November 30, 1997, from $1,205,239 in fiscal 1996. The decrease is primarily due to the decline in net income, as discussed above.

Rental income for the fiscal year ended November 30, 1997 was $3,593,135 compared with $3,688,364 in fiscal 1996. The decrease is primarily due to lower occupancy and rental rates at Autumn Heights. Interest income totaled $38,921 for the fiscal year ended November 30, 1997 compared to $57,109 in fiscal 1996. The decrease is due to the Partnership maintaining lower average cash balances in the 1997 period when compared to the 1996 period.

Property operating expenses increased to $1,838,576 for the fiscal year ended November 30, 1997, from $1,581,543 for fiscal 1996. The increase is primarily attributable to higher repairs and maintenance expenses at all three properties for flooring and carpet replacement, and other interior and exterior repairs. The increase is also due to higher rental administration costs for each property.

General and administrative expenses increased from $152,783 for the fiscal year ended November 30, 1996 to $177,129 in fiscal 1997. The increase is primarily due to an increase in expenses for Partnership accounting, tax and other administrative services. During the 1997 period, certain expenses incurred by RI 3-4, its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of RI 3-4 in prior periods, were reimbursable to RI 3-4 and its affiliates.

1996 versus 1995
Partnership operations for the fiscal year ended November 30, 1996 resulted in net income of $354,135 compared with $85,405 in fiscal 1995. Excluding the $83,992 loss recognized on the July 1995 sale of Country Place Village II, income from operations in fiscal 1995 was $169,397. The increases in net income and income from operations for the fiscal year ended
November 30, 1996 are due primarily to reductions in property operating expenses and most other major expense categories resulting from the sale of Country Place Village II. The decreases were partially offset by a decline in rental income due to the sale of the property. Net cash provided by operating activities increased slightly to $1,205,239 for the fiscal year ended November 30, 1996, from $1,184,714 in fiscal 1995.

Rental income for the fiscal year ended November 30, 1996 was $3,688,364 compared with $4,027,970 in fiscal 1995. The decrease reflects the sale of Country Place Village II in July 1995, partially offset by increases in rental income at Autumn Heights and Ponte Vedra Beach Village II. Interest income totaled $57,109 for the fiscal year ended November 30, 1996 compared to $174,780 in fiscal 1995. The decrease is the result of the Partnership maintaining lower average cash balances in the 1996 period compared to the 1995 period.

Property operating expenses declined to $1,581,543 for the fiscal year ended November 30, 1996, from $1,912,816 for fiscal 1995. The decrease is attributable to the sale of Country Place Village II and is partially offset by higher utilities and property administrative expenses at Ponte Vedra Beach Village II. Depreciation and amortization was lower in fiscal 1996 compared to fiscal 1995 due to the July 1995 sale of Country Place Village II. Interest expense also declined due to the June 1995 repayment of the Country Place Village II mortgage.

The average occupancy levels at each of the properties owned for the full year during the years ended November 30, 1997, 1996 and 1995 were as follows:

                                      Twelve Months Ended November 30,
         Property                     1997          1996         1995

         Autumn Heights                92%           96%          96%
         Ponte Vedra Beach Village II  95%           95%          93%
         Skyline Village               97%           93%          94%

New Accounting Pronouncements

The Financial Accounting Standards Board also issued SFAS No. 129, "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and, accordingly, will have no impact on the Partnership's reported financial position, results of operations or cash flows.

Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1997, which is filed as an exhibit under Item 14. Supplementary Data is incorporated by reference to F-1 and F-2 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective December 1, 1997, the Partnership advised Coopers & Lybrand L.L.P. that it was changing accounting firms and engaged KPMG Peat Marwick LLP.

Coopers & Lybrand L.L.P.'s report on the financial statements for the years ended December 31, 1996 and December 31, 1995 contained no adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles. There have been no disagreements with Coopers & Lybrand L.L.P. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope procedure.

The decision to change accountants was approved by CPS IV, Ltd. and RI 3-4, Inc., the General Partners of the Partnership at that time.


                               PART III

Item 10.  Directors and Executive Officers of the Partnership

The Partnership has no officers or directors. CPS IV, the General Partner of the Partnership, manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business.

ConAm Property Services IV, Ltd. ("CPS IV") is a California limited partnership organized on August 30, 1982. The sole general partner of CPS IV is Continental American Development, Inc. ("ConAm Development"). The names and positions held by the directors and executive officers of ConAm Development are set forth below. There are no family relationships between any officers or directors.

            Name                          Office

            Daniel J. Epstein             President and Director
            E. Scott Dupree               Vice President and Director
            Robert J. Svatos              Vice President and Director
            Ralph W. Tilley               Vice President
            J. Bradley Forrester          Vice President

Daniel J. Epstein, 58, has been the President and a Director of ConAm Development. and a general partner of Continental American Properties, Ltd. ("ConAm"), an affiliate of ConAm Services, since their inception. He is also Chairman and Chief Executive Officer of ConAm Management. Prior to organizing ConAm, Mr. Epstein was Vice President and a Director of American Housing Guild, which he joined in 1969. At American Housing Guild, he was responsible for the formation of the Multi-Family Division and directed its development and property management activities. Mr. Epstein holds a Bachelor of Science degree in Engineering from the University of Southern California.

E. Scott Dupree, 47, is a Senior Vice President and general counsel of ConAm Management responsible for negotiation, documentation, review and closing of acquisition, sale and financing proposals. Mr. Dupree also acts as principal legal advisor on general legal matters ranging from issues and contracts involving the management company to supervision of litigation and employment issues. Prior to joining ConAm Management in 1985, he was corporate counsel to Trusthouse Forte, Inc., a major international hotel and restaurant corporation. Mr. Dupree holds a B.A. from United States International University and a Juris Doctorate degree from the University of San Diego.

Robert J. Svatos, 39, is a Senior Vice President and is the Chief Financial Officer of ConAm Management. His responsibilities include the accounting, treasury and data processing functions of the organization. Prior to joining ConAm Management in 1988, he was the Chief Financial Officer for AmeriStar Financial Corporation, a nationwide mortgage banking firm. Mr. Svatos holds an M.B.A. in Finance from the University of San Diego and a Bachelor's of Science degree in Accounting from the University of Illinois. He is a Certified Public Accountant.

Ralph W. Tilley, 43, is a Senior Vice President and Treasurer of ConAm Management. He is responsible for the financial aspects of syndications and acquisitions, the company's asset management portfolio and risk management activities. Prior to joining ConAm Management in 1980, he was a senior accountant with KPMG Peat Marwick LLP, specializing in real estate. He holds a Bachelor's of Science degree in Accounting from San Diego State University and is a Certified Public Accountant.

J. Bradley Forrester, 40, is the President of ConAm Management. He is currently responsible for overseeing all aspects of the operations of the firm. His primary focus is on new business related activities including property acquisitions, property development and rehabilitation, and the acquisition of other property management companies. Prior to joining ConAm, Mr. Forrester served as Senior Vice President - Commercial Real Estate for First Nationwide Bank in San Francisco, where he was responsible for a $2 billion problem asset portfolio including bank-owned real estate and non-performing commercial real estate loans. His past experience includes significant involvement in real estate development and finance, property acquisitions and dispositions and owner's representation matters. Prior to entering the real estate profession, he worked for KPMG Peat Marwick LLP in Dallas, Texas. Mr. Forrester holds a Bachelor of Science degree in Accounting from Louisiana State University. He received his CPA certification in the State of Texas.

Item 11.  Executive Compensation

Neither the General Partner nor any of its directors or executive officers received any compensation from the Partnership. See Item 13 of this report for a description of certain costs of the General Partner and its affiliates reimbursed by the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of November 30, 1997, no person was known by the Partnership to be the beneficial owner of more than five percent of the Units of the Partnership. Neither the General Partner nor any of its executive officers or directors own any Units.

Item 13.  Certain Relationships and Related Transactions

RI 3-4 and CPS IV received a total $53,327 as the General Partners' allocable share of Net Cash from Operations with respect to the fiscal year ended November 30, 1997. Pursuant to the Certificate and Agreement of Limited Partnership of the Partnership, for the fiscal year ended November 30, 1997, $1,955 of the Partnership's net loss was allocated to CPS IV and RI 3-4. For a description of the share of Net Cash From Operations and the allocation of income and loss to which the General Partner and former co-General Partner are entitled, reference is made to Note 3 to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the year ended November 30, 1997, which is filed as an exhibit under item 14. Effective July 1, 1997, all General Partner allocations will be made solely to CPS IV.

The Partnership has entered into property management agreements with ConAm Management pursuant to which ConAm Management has assumed direct responsibility for day-to-day management of the Properties. It is the responsibility of ConAm Management to select resident managers and to monitor their performance. ConAm Management's services also include the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, strategic asset management and related services. For such services, ConAm Management is entitled to receive a management fee equal to five percent of gross revenues. A summary of property management fees earned by ConAm Management during the past three fiscal years is incorporated by reference to Note 7 to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1997, which is filed as an exhibit under Item 14.

Pursuant to Section 12(g) of the Partnership's Certificate and Agreement of Limited Partnership, the General Partner may be reimbursed by the Partnership for certain of its costs. A summary of amounts paid to the General Partners or their affiliates during the past three years is incorporated by reference to Note 7, "Transactions with Related Parties," of Notes to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1997, which is filed as an exhibit under Item 14.


                               PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

  (a)(1) Financial Statements:                                        Page

  Consolidated Balance Sheets - November 30, 1997 and 1996             (1)

  Consolidated Statements of Operations - For the years
    ended November 30, 1997, 1996 and 1995                             (1)

  Consolidated Statements of Partners' Capital (Deficit)
    - For the years ended November 30, 1997, 1996 and 1995             (1)

  Consolidated Statements of Cash Flows - For the years
    ended November 30, 1997, 1996 and 1995                             (1)

  Notes to the Consolidated Financial Statements                       (1)

  Independent Auditors' Report                                         (1)

  Report of Former Independent Accountants                             (1)

  (a)(2) Financial Statement Schedule:

  Schedule III - Real Estate and Accumulated Depreciation             (F-1)

  Independent Auditors' Report                                        (F-2)

  Report of Former Independent Accountants                            (F-3)

  (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1997, filed as an exhibit under Item 14.

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

    (10)(A) Purchase Agreement relating to Autumn Heights, between the Registrant and Highland Properties, Inc., and the exhibits thereto (included as, and incorporated herein by reference to, Exhibit (10)(A) to the Partnership's Annual Report on Form 10-K filed February 28, 1985 for the fiscal year ended November 30, 1984 (the "1984 Annual Report")).

        (B) Purchase Agreement relating to Skyline Village, between the Registrant and Epoch Properties, Inc., and the exhibits thereto (included as, and incorporated herein by reference to, Exhibit
            (10)(C) to the Partnership's Annual Report on Form 10-K filed February 28, 1984 for the fiscal year ended November 30, 1983).

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

        (E) Loan Documents: Promissory Note and Deed of Trust, Assignment of Rents and Security Agreement with respect to the mortgaging of Skyline Village dated December 20, 1991 (included as, and incorporated herein by reference to, Exhibit 10(K) to the Partnership's 1991 Annual Report on Form 10-K filed on February 27, 1992).

        (F) Settlement Agreement by and among the Managing Joint Venturers and the Epoch Joint Venturers dated July 1, 1992 (included as, and incorporated herein by reference to, Exhibit 10.1 to the Partnership's Quarterly Report on From 10-Q filed on October
            14, 1992).

        (G) Amended and Restated Agreement of Limited Partnership of Skyline Village Joint Venture Limited Partnership dated as of July 1, 1992 (included as, and incorporated herein by reference to, Exhibit
            10.2 to the Partnership's Quarterly Report on Form 10-Q filed on October 14, 1992).

        (H) Amended and Restated Agreement of General Partnership of Country Place Village II Joint Venture dated as of July 1, 1992 (included as, and incorporated herein by reference to, Exhibit 10.3 to the Partnership's Quarterly Report on Form 10-Q filed on October 14,
            1992).

        (I) Loan Documents: Promissory Note and Assignment of Rents and Leases with respect to the refinancing of Autumn Heights, between Registrant and John Hancock Life Insurance Company (included as, and incorporated herein by reference to, Exhibit 10-J to the Partnership's 1993 Annual Report on Form 10-K filed on March 30,
            1994).

        (J) Property Management Agreement between Registrant and Con Am Management Corporation for the Ponte Vedra Beach Village II property (included as, and incorporated herein by reference to, Exhibit 10(L) to the Partnership's 1993 Annual Report on Form 10-K filed on March 30, 1994).

        (K) Property Management Agreement between Registrant and Con Am Management Corporation for the Skyline Village property (included as, and incorporated herein by reference to, Exhibit 10(M) to the Partnership's 1993 Annual Report on Form 10-K filed on March 30,
            1994).

        (L) Property Management Agreement between Registrant and ConAm Colorado, Inc. for the Autumn Heights property (included as, and incorporated herein by reference to, Exhibit 10(N) to the Partnership's 1993 Annual Report on Form 10-K filed on March
            30, 1994).

       (13) Annual Report to Unitholders for the fiscal year ended November 30, 1997.

       (22) List of Subsidiaries - Joint Ventures (included as, and incorporated herein by reference to, Exhibit 22 to the Partnership's 1991 Annual Report on Form 10-K filed on
            February 27, 1992 for the fiscal year ended November 30, 1991).

       (27) Financial Data Schedule.

       (99) Portions of Prospectus of Registrant dated March 31, 1983 (included as, and incorporated herein by reference to, Exhibit 28 to the Partnership's Annual Report on Form 10-K filed on February 28, 1988 for the fiscal year ended November 30, 1987).

        (b) Reports on Form 8-K:

            On December 1, 1997, the Partnership filed a Form 8-K reporting the change in Partnership's Certifying Accountants.

            On February 3, 1998, the Partnership filed a Form 8-K disclosing the sale of RI 3-4's co-General Partner interest in the Partnership to CPS IV.


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: February 28, 1998


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


                         CONAM PROPERTY SERVICES IV, LTD.
                         A General Partner


                         By:  Continental American Development, Inc.
                              General Partner



Date:  February 28, 1998
                         BY:  /s/  Daniel J. Epstein
                                   Daniel J. Epstein
                                   Director, President and
                                   Principal Executive Officer




Date:  February 28, 1998
                         BY:  /s/  E. Scott Dupree
                                   E. Scott Dupree
                                   Vice President and Director




Date:  February 28, 1998
                         BY:  /s/  Robert J. Svatos
                                   Robert J. Svatos
                                   Vice President and Director




Date:  February 28, 1998
                         BY:  /s/  Ralph W. Tilley
                                   Ralph W. Tilley
                                   Vice President



Date:  February 28, 1998
                         BY:  /s/  J. Bradley Forrester
                                   J. Bradley Forrester
                                   Vice President