Form 10-Q
period 1998-02-28
HUTTON CONAM REALTY INVESTORS 3
filed 1998-04-14
CIK 711389

                   United States Securities and Exchange Commission
                                Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)
    x     Quarterly Report Pursuant to Section 13 or 15(d) of the
--------- Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1998

                                          or


               Transition Report Pursuant to Section 13 of 15(d) of the
---------      Securities Exchange Act of 1934

               For the transition period from      to
                                              -----   -----

                           COMMISSION FILE NUMBER: 0-11769


                            CONAM REALTY INVESTORS 3 L.P.
                            -----------------------------
                                  formerly known as
                           HUTTON/CONAM REALTY INVESTORS 3
                 ---------------------------------------------------
                 EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER



                 California                               13-3176625
         ---------------------------                   ------------------
         STATE OR OTHER JURISDICTION                    I.R.S. EMPLOYER
       OF INCORPORATION OR ORGANIZATION                IDENTIFICATION NO.


           1764 San Diego Avenue
  San Diego, Ca. 92110  Attn. Robert J. Svatos             92110-1906
  --------------------------------------------             ----------
    ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                  ZIP CODE

                                    (619)-297-6771
                  --------------------------------------------------
                  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  x           No
                  -----            -----

CONAM REALTY INVESTORS 3 L.P.
AND CONSOLIDATED VENTURES


CONSOLIDATED BALANCE SHEETS                     AT FEBRUARY 28, AT NOVEMBER 30,
                                                           1998            1997
                                                --------------- ---------------
ASSETS
Investments in real estate:
   Land                                            $  5,817,668   $  5,817,668
   Buildings and improvements                        22,482,432     22,465,678
                                                --------------- ---------------
                                                     28,300,100     28,283,346
   Less accumulated depreciation                    (11,424,591)   (11,223,921)
                                                --------------- ---------------
                                                     16,875,509     17,059,425
Cash and cash equivalents                               841,255        796,824
Restricted cash                                         108,748        109,843
Other assets, net of accumulated amortization
   of $216,963 in 1998 and $206,209 in 1997             106,020        109,293
                                                --------------- ---------------
      TOTAL ASSETS                                $  17,931,532  $  18,075,385
                                                --------------- ---------------
                                                --------------- ---------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
   Mortgage payable                                   8,268,098      8,292,972
   Distribution payable                                 133,333        146,659
   Accounts payable and accrued expenses                262,283        218,266
   Due to general partners and affiliates                15,562         16,703
   Security deposits                                     97,844        101,198
                                                --------------- ---------------
      Total Liabilities                               8,777,120      8,775,798
                                                --------------- ---------------
Partners' Capital (Deficit):
   General Partner                                     (968,510)      (955,059)
   Limited Partners (80,000 Units outstanding)       10,122,922     10,254,646
                                                --------------- ---------------
      Total Partners' Capital                         9,154,412      9,299,587
                                                --------------- ---------------
      TOTAL LIABILITIES AND PARTNERS'
        CAPITAL (DEFICIT)                         $  17,931,532    $18,075,385
                                                --------------- ---------------
                                                --------------- ---------------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 3 L.P.
AND CONSOLIDATED VENTURES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28,


                                                         1998          1997
                                                     ----------    ----------
INCOME
Rental                                               $  903,560    $  888,461
Interest and other                                        3,374        11,552
                                                     ----------    ----------
      Total Income                                      906,934       900,013
                                                     ----------    ----------
EXPENSES
Property operating                                      449,225       420,177
Depreciation and amortization                           229,720       228,604
Interest                                                182,114       185,246
General and administrative                               40,830        47,463
Write-off of assets                                      16,887           -
                                                     ----------    ----------
      Total Expenses                                    918,776       881,490
                                                     ----------    ----------
      NET INCOME (LOSS)                              $  (11,842)    $  18,523
                                                     ----------    ----------
                                                     ----------    ----------
NET INCOME (LOSS) ALLOCATED:
      To the General Partner                         $     (118)    $   1,852
      To the Limited Partners                           (11,724)       16,671
                                                     ----------    ----------
      NET INCOME (loss)                              $  (11,842)    $  18,523
                                                     ----------    ----------
                                                     ----------    ----------
PER LIMITED PARTNERSHIP UNIT
(80,000 UNITS OUTSTANDING)                           $    (0.15)    $    0.21
                                                     ----------    ----------


CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
FOR THE THREE MONTHS ENDED FEBRUARY 28, 1998


                                     GENERAL         LIMITED
                                     PARTNER        PARTNERS          TOTAL
                                  ------------    --------------  ------------
BALANCE AT NOVEMBER 30, 1997      $  (955,059)    $  10,254,646   $  9,299,587
Net income (loss)                        (118)          (11,724)       (11,842)
Distributions ($1.50 per Unit)        (13,333)         (120,000)      (133,333)
                                  ------------    --------------  ------------
BALANCE AT FEBRUARY 28, 1998      $  (968,510)    $  10,122,922   $  9,154,412
                                  ------------    --------------  ------------
                                  ------------    --------------  ------------


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 3 L.P.
AND CONSOLIDATED VENTURES

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED FEBRUARY 28,                  1998           1997
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                      $  (11,842)     $  18,523
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
   Depreciation and amortization                          229,720        228,604
   Write-off of assets                                     16,887           -
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
      Fundings to restricted cash                         (17,505)       (40,003)
      Release of restricted cash  to property
        operations                                         18,600           -
      Other assets                                         (7,481)         5,791
      Accounts payable and accrued expenses                44,017         11,318
      Due to general partners and affiliates               (1,141)          (850)
      Security deposits                                    (3,354)       (10,077)
                                                       -------------------------
Net cash provided by operating activities                 267,901        213,306
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate                                  (51,937)       (87,985)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions                                            (146,659)      (222,222)
Mortgage principal payments                               (24,874)       (34,315)
                                                       -------------------------
Net cash used for financing activities                   (171,533)      (256,537)
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       44,431       (131,216)
Cash and cash equivalents, beginning of period            796,824      1,084,483
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $  841,255     $  953,267
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest               $  121,501     $  185,246
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING ACTIVITIES:
Write-off of buildings and improvements                $  (35,183)    $    -
Write-off of accumulated depreciation                  $  18,296      $    -
--------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 3 L.P.
AND CONSOLIDATED VENTURES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1997 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of February 28, 1998 and the results of operations and cash flows for the three months ended February 28, 1998 and 1997 and the consolidated statement of partners' capital (deficit) for the three months ended February 28, 1998. Results of operations are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1997, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5).

CONAM REALTY INVESTORS 3 L.P.
AND CONSOLIDATED VENTURES

PART I, ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 1998, the Partnership had cash and cash equivalents of $841,255 which were invested in unaffiliated money market funds, compared with $796,824 at November 30, 1997. The increase in cash and cash equivalents is due to less cash being used for fixed assets additions and distributions. The Partnership's restricted cash balance totaled $108,748 at February 28, 1998 compared to $109,843 at November 30, 1997. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

The General Partner declared a regular cash distribution of $1.50 per unit for the quarter ended February 28, 1998 which is to be paid in April, 1998. The General Partner will determine the amount of future quarterly distributions based on the Partnership's available cash flow and future cash needs.

RESULTS OF OPERATIONS

Partnership operations for the three months ended February 28, 1998 generated a net loss of $(11,842) compared with net income of $18,523 for the corresponding period in fiscal 1997. The decrease for the three month period is primarily attributable to an increase in property operating expenses of $29,048 and a write-off of assets of $16,887, somewhat offset by the increase in rental income of $15,099.

Rental income totaled $903,560 for the three months ended February 28, 1998 compared with $888,461 for the corresponding period in fiscal 1997 resulting from an increase in occupancy rates at Skyline Village and Ponte Vedra Beach Village II.

Property operating expenses for the three months ended February 28, 1998 totaled $449,225 compared with $420,177 for the corresponding period in fiscal 1997. The increase is primarily attributable to an increase in repairs and maintenance expense.

During the first three months of fiscal 1998 and 1997, average occupancy levels at the Partnership's properties were as follows:


     PROPERTY                          1998      1997
     --------                          ----      ----
     Autumn Heights                     91%       92%
     Ponte Vedra Beach Village II       94%       91%
     Skyline Village                    97%       93%

The increases at Ponte Vedra Beach Village II and Skyline Village are primarily attributable to overall economic growth in Florida and Arizona, respectively.

CONAM REALTY INVESTORS 3 L.P.
AND CONSOLIDATED VENTURES

            OTHER INFORMATION

 PART II    Not applicable

ITEMS 1-5   Exhibits and reports on Form 8-K

ITEMS 6     (a) Exhibits

                 (27) Financial Data Schedule

            (b) Reports on Form 8-K


            On December 15, 1997 ConAm Realty Investors 3 L.P. filed a Form 8-K (amended on December 17, 1997 by Form 8-K/A) regarding its change of auditors from Coopers & Lybrand L.L.P. to KPMG Peat Marwick LLP. The response from Coopers & Lybrand L.L.P. indicated that there were no disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope procedure.

            On February 3, 1998 ConAm Realty Investors 3 L.P. filed a Form 8-K regarding a change in general partner ownership and the name change from Hutton/ConAm Realty Investors 3 to ConAm Realty Investors 3 L.P.