Form 10-Q
period 1998-03-31
CONAM REALTY INVESTORS 3 L P
filed 1998-07-13
CIK 711389

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
    X         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
----------         Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED
                   MAY 31, 1998

or


              Transition Report Pursuant to Section 13 of 15(d) of the
----------         Securities Exchange Act of 1934 For the transition period
                   from ____ to ____


                         COMMISSION FILE NUMBER: 0-11769


                          CONAM REALTY INVESTORS 3 L.P.
              ----------------------------------------------------
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER




          California                                  13-3176625
          ----------                                  ----------
STATE OR OTHER JURISDICTION OF           I.R.S. EMPLOYER IDENTIFICATION NO.
INCORPORATION OR ORGANIZATION


1764 San Diego Avenue
San Diego, CA  92110  Attn. Robert J. Svatos           92110-1906
--------------------------------------------           ----------
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                  ZIP CODE

                                 (619) 297-6771
                                 --------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X   No
                             ---     ---

CONAM REALTY INVESTORS 3 L.P.
AND CONSOLIDATED VENTURES

-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                            AT MAY 31,              AT NOVEMBER 30,
                                                                  1998                         1997
----------------------------------------------------------------------------------------------------
 ASSETS
 Investments in real estate:
     Land                                                 $  5,817,668                 $  5,817,668
     Buildings and improvements                             22,458,164                   22,465,678
                                                          ------------------------------------------
                                                            28,275,832                   28,283,346
     Less accumulated depreciation                         (11,639,646)                 (11,223,921)
                                                          ------------------------------------------
                                                            16,636,186                   17,059,425
 Cash and cash equivalents                                     863,642                      796,824
 Restricted cash                                               113,033                      109,843
 Other assets, net of accumulated amortization
     of $227,717 in 1998 and $206,209 in 1997                  129,141                      109,293
----------------------------------------------------------------------------------------------------
         TOTAL ASSETS                                     $ 17,742,002                 $ 18,075,385
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

 LIABILITIES AND PARTNERS' CAPITAL
 Liabilities:
     Mortgage payable                                        8,225,421                    8,292,972
     Distribution payable                                      133,333                      146,659
     Accounts payable and accrued expenses                     255,284                      218,266
     Due to general partner and affiliates                      15,310                       16,703
     Security deposits                                         101,086                      101,198
                                                           -----------------------------------------
         Total Liabilities                                   8,730,434                    8,775,798
                                                           -----------------------------------------
 Partners' Capital (Deficit):
     General Partner                                          (981,938)                    (955,059)
     Limited Partners (80,000 Units outstanding)             9,993,506                   10,254,646
                                                           -----------------------------------------
         Total Partners' Capital                             9,011,568                    9,299,587
----------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND PARTNERS' CAPITAL          $ 17,742,002                 $ 18,075,385
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 3 L.P.
AND CONSOLIDATED VENTURES

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS

                                      THREE MONTHS ENDED MAY 31,        SIX MONTHS ENDED MAY 31,
                                               1998         1997           1998             1997
------------------------------------------------------------------------------------------------
INCOME
Rental                                   $  911,646   $  908,287  $   1,815,206       $1,796,748
Interest and other                            1,869        9,549          5,243           21,101
                                           ------------------------------------------------------
         Total Income                       913,515      917,836      1,820,449        1,817,849
-------------------------------------------------------------------------------------------------
EXPENSES
Property operating                          450,879      460,377        900,104          880,554
Depreciation and amortization               229,366      229,769        459,086          458,373
Interest                                    181,288      184,489        363,402          369,735
General and administrative                   61,493       41,168        102,323           88,631
Write-off of assets                               -            -         16,887                -
                                          ------------------------------------------------------
         Total Expenses                     923,026      915,803      1,841,802        1,797,293
------------------------------------------------------------------------------------------------
         NET INCOME (LOSS)               $   (9,511)  $    2,033  $     (21,353)      $   20,556
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

NET INCOME (LOSS) ALLOCATED:
         To the General Partner          $      (95)  $      204  $        (213)      $    2,056
         To the Limited Partners             (9,416)       1,829        (21,140)          18,500
------------------------------------------------------------------------------------------------
         NET INCOME (LOSS)               $   (9,511)  $    2,033  $     (21,353)      $   20,556
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
PER LIMITED PARTNERSHIP UNIT
(80,000 UNITS OUTSTANDING)               $    (0.12)  $     0.02  $       (0.26)      $     0.23
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED MAY 31, 1998

                                                             GENERAL           LIMITED
                                                             PARTNER          PARTNERS                 TOTAL
--------------------------------------------------------------------------------------------------------------
BALANCE (DEFICIT) AT NOVEMBER 30, 1997                 $    (955,059)      $ 10,254,646          $   9,299,587
Net income (loss)                                               (213)           (21,140)               (21,353)
Distributions ($3.00 per Unit)                               (26,666)          (240,000)              (266,666)
--------------------------------------------------------------------------------------------------------------
BALANCE (DEFICIT) AT MAY 31, 1998                      $    (981,938)      $  9,993,506          $   9,011,568
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------




SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 3 L.P.
AND CONSOLIDATED VENTURES

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MAY 31,                                                             1998                        1997
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                     $   (21,353)                 $   20,556
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
      Depreciation and amortization                                                       459,086                     458,373
      Write-off of assets                                                                  16,887                           -
      Increase (decrease) in cash arising from changes in operating assets and liabilities:
         Fundings to restricted cash                                                      (78,269)                    (79,974)
         Release of restricted cash to property operations                                 75,079                      81,926
         Other assets                                                                     (41,356)                      6,274
         Accounts payable and accrued expenses                                             37,018                      16,547
         Due to general partners and affiliates                                            (1,393)                       (406)
         Security deposits                                                                   (112)                     (8,432)
                                                                                    ------------------------------------------
Net cash provided by operating activities                                                 445,587                     494,864
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate                                                                  (85,417)                   (233,024)
Insurance recovery of real estate additions                                                54,191                           -
                                                                                    ------------------------------------------
Net cash used for investing activities                                                    (31,226)                   (233,024)
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions                                                                            (279,992)                   (355,555)
Mortgage principal payments                                                               (67,551)                    (69,387)
                                                                                    ------------------------------------------
Net cash used for financing activities                                                   (347,543)                   (424,942)
------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                       66,818                    (163,102)
Cash and cash equivalents, beginning of period                                            796,824                   1,084,483
------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $   863,642                  $  921,381
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                              $   329,123                  $  369,735
------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING ACTIVITIES:
Write-off of buildings and improvements                                               $   (38,740)                 $        -
Write-off of accumulated depreciation                                                 $    21,853                  $        -
------------------------------------------------------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 3 L.P.
AND CONSOLIDATED VENTURES

-------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1997 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of May 31, 1998 and the results of operations and cash flows for the three and six months ended May 31, 1998 and 1997 and the consolidated statement of partners' capital for the six months ended May 31, 1998. Results of operations are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1997, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5).

CONAM REALTY INVESTORS 3 L.P.
AND CONSOLIDATED VENTURES


PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 1998, the Partnership had cash and cash equivalents of $863,642 compared with $796,824 at November 30, 1997. The increase in cash and cash equivalents is due to less cash being used for fixed assets additions, lower distributions, and the insurance recovery of $54,191 for defective roofing repairs. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

The General Partner declared a regular cash distribution of $1.50 per unit for the quarter ended May 31, 1998 which is to be paid in July, 1998. The General Partner will determine the amount of future quarterly distributions based on the Partnership's available cash flow and future cash needs.

RESULTS OF OPERATIONS

Partnership operations for the three and six months ended May 31, 1998 generated net losses of ($9,511 )and ($21,353), respectively, compared with net income of $2,033 and $20,556, respectively, for the corresponding periods in fiscal 1997. The decrease for the three months ended May 31, 1998 is primarily attributable to an increase in general and administrative expenses partially off-set by an increase in rental income and a decrease in property operating expense. The decrease for the six months ended May 31, 1998 is primarily attributable to an increase in property operating expenses and general and administrative expenses and a write-off of assets of $16,887 in the first quarter somewhat offset by the increase in rental income in both periods.

Rental income totaled $911,646 and $1,815,206 for the three and six months, respectively, ended May 31, 1998 compared with $908,287 and $1,796,748, respectively, for the corresponding periods in fiscal 1997 resulting from an increase in rental income primarily from Ponte Vedra Beach Village II as a result of an increase in occupancy rates.

Property operating expenses for the three and six months ended May 31, 1998 totaled $450,879 and $900,104, respectively, compared with $460,377 and $880,554, respectively, for the corresponding period in fiscal 1997. The decrease for the three months ended May 31, 1998 is due to a decrease in rental administration expenses. The increase for the six months ended May 31, 1998 is primarily attributable to increased utilities expense.

During the first six months of fiscal 1998 and 1997, average occupancy levels at the Partnership's properties were as follows:


PROPERTY                                          1998                 1997
----------------------------------------------------------------------------
Autumn Heights                                     93%                  91%
Ponte Vedra Beach Village II                       94%                  93%
Skyline Village                                    96%                  95%
----------------------------------------------------------------------------

The increases at Autumn Heights and Ponte Vedra Beach Village II are primarily attributable to competitive rents which have been offered to mitigate the strong competition associated with increased construction in Colorado and Florida, respectively. The Tucson market is improving from its overbuilt situation of two years ago, resulting in stable occupancy at Skyline Village, however, rental concessions are still required to maintain current occupancy levels.

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


                         CONAM PROPERTY SERVICES IV, LTD.
                         General Partner of ConAm Realty Investors 3 L.P.

                         BY:        CONTINENTAL AMERICAN DEVELOPMENT, INC.
                                    GENERAL PARTNER


Date:  July 13, 1998     BY:    /s/ DANIEL J. EPSTEIN
                                    -----------------
                                    Daniel J. Epstein
                                    Director, President, and Principal
                                    Executive Officer


Date:  July 13, 1998     BY:    /s/ ROBERT J. SVATOS
                                    ----------------
                                    Robert J. Svatos
                                    Vice President and Director

CONAM REALTY INVESTORS 3 L.P.
AND CONSOLIDATED VENTURES

OTHER INFORMATION

PART II                   Not applicable

ITEMS 1-5                 Exhibits and reports on Form 8-K

ITEMS 6                   (a)  Exhibits

                                  (27) Financial Data Schedule

                          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended May 31, 1998.