Form 10-K/A
period 1997-11-30
CONAM REALTY INVESTORS 3 L P
filed 1998-10-13
CIK 711389

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549



                                    FORM 10-K/A


                                   AMENDMENT NO.1



FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: November 30, 1997
                                               -----------------


                         COMMISSION FILE NUMBER:  0-11769
                                                  --------

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






     The undersigned registrant hereby amends the following section of its Report for November 30, 1997 on Form 10-K as set forth in the pages attached hereto:

                                       PART I
ITEM 1.  BUSINESS

(a)  General Description of Business and Objectives

                                        PART I
Item 1.  BUSINESS

(a) GENERAL DESCRIPTION OF BUSINESS AND OBJECTIVES

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

EMPLOYEES

The Partnership has no employees. Services are provided by ConAm Services, ConAm Management Corporation ("ConAm Management"), an affiliate of CPS IV, as well as Service Data Corporation and First Data Investor Services Group, both unaffiliated companies. The Partnership has entered into management agreements pursuant to which ConAm Management provides management services with respect to the Properties. First Data Investor Services Group had been retained by the Partnership to provide all accounting and investor communication functions, while Service Data Corporation provides transfer agent services. Effective December 1, 1997, the accounting functions of the Partnership have been transferred to the firm of Brock, Tibbitts, & Snell, an unaffiliated company located in San Diego, California. See Item 13, "Certain Relationships and Related Transactions", for a further description of the service and management agreements between the Partnership and affiliated entities.

                                     SIGNATURES

Pursuant to the requirements of Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: October 13, 1998


                              BY:    ConAm Property Services IV, Ltd.
                                     General Partner of ConAm Realty
                                     Investors 3 L.P.


                              BY: Continental American Development, Inc. General Partner


                              BY:  /s/  Daniel J. Epstein
                              -------------------------------
                              Name:  Daniel J. Epstein
                              Title: President, Director and
                              Principal Executive Officer