Form 10-Q
period 1998-08-31
CONAM REALTY INVESTORS 3 L P
filed 1998-10-15
CIK 711389

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
   -----  Exchange Act of 1934
                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998

or

          Transition Report Pursuant to Section 13 of 15(d) of the Securities ----- Exchange Act of 1934
                  For the transition period from ____ to ____

                         COMMISSION FILE NUMBER: 0-11769

                          CONAM REALTY INVESTORS 3 L.P.
                          -----------------------------
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

                                Yes X   No
                                   ---    ---

CONAM REALTY INVESTORS 3 L.P.
AND CONSOLIDATED VENTURES

CONSOLIDATED BALANCE SHEETS                                            AT AUGUST 31,          AT NOVEMBER 30,
                                                                                1998                     1997
   ------------------------------------------------------------------------------------------------------------
   ASSETS
   Investments in real estate:
       Land                                                               $ 5,817,668              $ 5,817,668
       Buildings and improvements                                          22,506,515               22,465,678
                                                                   --------------------------------------------
                                                                           28,324,183               28,283,346
       Less accumulated depreciation                                      (11,833,274)             (11,223,921)
                                                                   --------------------------------------------
                                                                           16,490,909               17,059,425
   Cash and cash equivalents                                                  852,951                  796,824
   Restricted cash                                                            132,846                  109,843
   Other assets, net of accumulated amortization
       of $238,471 in 1998 and $206,209 in 1997                               142,026                  109,293
   ------------------------------------------------------------------------------------------------------------
   ------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                   $ 17,618,732             $ 18,075,385
   ------------------------------------------------------------------------------------------------------------
   ------------------------------------------------------------------------------------------------------------
   LIABILITIES AND PARTNERS' CAPITAL
   Liabilities:

       Mortgages payable                                                    8,191,266                8,292,972
       Distribution payable                                                   133,333                  146,659
       Accounts payable and accrued expenses                                  323,380                  218,266
       Due to general partner and affiliates                                   15,397                   16,703
       Security deposits                                                      101,113                  101,198
                                                                   --------------------------------------------
          Total Liabilities                                                 8,764,489                8,775,798
                                                                   --------------------------------------------
   Partners' Capital

       General Partner                                                       (995,512)                (955,059)
       Limited Partners (80,000 Units outstanding)                          9,849,755               10,254,646
                                                                   --------------------------------------------
          Total Partners' Capital                                           8,854,243                9,299,587
   ------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL                        $ 17,618,732             $ 18,075,385
   ------------------------------------------------------------------------------------------------------------
   ------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                      AUGUST 31,                               AUGUST 31,
                                             1998                  1997                1998                 1997
--------------------------------------------------------------------------------------------------------------------
INCOME
Rental                                  $   918,651           $   881,207          $ 2,733,857           $ 2,677,955
Interest and other                            7,465                 7,864               12,708                28,965
                                        ----------------------------------------------------------------------------
       Total Income                         926,116               889,071            2,746,565             2,706,920
--------------------------------------------------------------------------------------------------------------------
EXPENSES
Property operating                          455,940               432,699            1,356,044             1,313,253
Depreciation and amortization               229,604               231,094              688,690               689,467
Interest                                    180,441               183,714              543,843               553,449
General and administrative                   39,330                35,812              141,653               124,443
Write-off of assets                          44,793                     -               61,680                     -
                                        ----------------------------------------------------------------------------
       Total Expenses                       950,108               883,319            2,791,910             2,680,612
--------------------------------------------------------------------------------------------------------------------
       NET INCOME (LOSS)                $   (23,992)          $     5,752          $   (45,345)          $    26,308
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) ALLOCATED:
    To the General Partner              $      (240)          $       575          $      (454)          $     2,631
    To the Limited Partners                 (23,752)                5,177              (44,891)               23,677
--------------------------------------------------------------------------------------------------------------------
       NET INCOME (LOSS)                $   (23,992)          $     5,752          $   (45,345)          $    26,308
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
PER LIMITED PARTNERSHIP UNIT
    (80,000 UNITS OUTSTANDING)          $     (0.30)          $      0.07          $     (0.56)          $      0.30
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

FOR THE NINE MONTHS ENDED AUGUST 31, 1998

                                                   GENERAL               LIMITED
                                                   PARTNER               PARTNERS                 TOTAL
----------------------------------------------------------------------------------------------------------
BALANCE (DEFICIT) AT NOVEMBER 30, 1997          $   (955,059)          $ 10,254,646           $  9,299,587
Net income (loss)                                       (454)               (44,891)               (45,345)
Distributions ($4.50 per Unit)                       (39,999)              (360,000)              (399,999)
----------------------------------------------------------------------------------------------------------
BALANCE (DEFICIT) AT AUGUST 31, 1998            $   (995,512)          $  9,849,755           $  8,854,243
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED AUGUST 31, 1998                                        1998                 1997
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                          $   (45,345)          $    26,308
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
    Depreciation and amortization                                              688,690               689,467
    Write-off of assets                                                         61,680                     -
    Increase (decrease) in cash arising from changes in operating assets and liabilities:
       Fundings to restricted cash                                            (107,082)             (119,936)
       Release of restricted cash  to property operations                       84,079                81,926
       Other assets                                                            (64,995)               28,127
       Accounts payable and accrued expenses                                   105,114                68,458
       Due to general partner and affiliates                                    (1,306)               (1,063)
       Security deposits                                                           (85)              (15,268)
                                                                          ----------------------------------
Net cash provided by operating activities                                      720,750               758,019
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate                                                      (203,783)             (353,096)
Insurance recovery of real estate additions                                     54,191                     -
                                                                          ----------------------------------
Net cash used for investing activities                                        (149,592)             (353,096)
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage principal payments                                                   (101,706)             (105,234)
Distributions                                                                 (413,325)             (488,889)
                                                                          ----------------------------------
Net cash used for financing activities                                        (515,031)             (594,123)
------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                            56,127              (189,200)
Cash and cash equivalents, beginning of period                                 796,824             1,084,483
------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $   852,951           $   895,283
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                   $   483,791           $   553,449
------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Write-off of buildings and improvements                                    $  (108,755)          $         -
Write-off of accumulated depreciation                                      $   (47,075)          $         -
------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's 1997 Annual Report.

The unaudited interim consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of August 31, 1998 and the results of operations for the three and nine months ended August 31, 1998 and 1997, consolidated cash flows for the nine months ended August 31, 1998 and 1997, and the statement of consolidated partners' capital for the nine months ended August 31, 1998. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1997, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5).

PART I, ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 1998, the Partnership had cash and cash equivalents of $852,951 compared with $796,824 at November 30, 1997. The increase in cash and cash equivalents is due to less cash being used for fixed assets additions, lower distributions, and the insurance recovery of $54,191 for defective roofing repairs. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses.

The General Partner declared a regular cash distribution of $1.50 per unit for the quarter ended August 31, 1998 which is to be paid in October, 1998. The General Partner will determine the amount of future quarterly distributions based on the Partnership's available cash flow and future cash needs.

RESULTS OF OPERATIONS

Partnership operations for the three and nine months ended August 31, 1998 generated net losses of ($23,992) and ($45,345), respectively, compared with net income of $5,752 and $26,308, respectively, for the corresponding periods in fiscal 1997. The decrease for the three months ended August 31, 1998 is primarily attributable to an increase in property operating expenses and a write-off of assets of $44,793, partially off-set by an increase in rental income. The decrease for the nine months ended August 31, 1998 is primarily attributable to an increase in property operating expenses and general and administrative expenses and a write-off of assets of $61,680, somewhat offset by the increase in rental income.

Rental income totaled $918,651 and $2,733,857 for the three and nine months, respectively, ended August 31, 1998 compared with $881,207 and $2,677,955, respectively, for the corresponding periods in fiscal 1997 resulting from an increase in rental income primarily from increased rental rates at Autum Heights and Ponte Vedra Beach Village II and increased occupancy at Skyline Village.

Property operating expenses for the three and nine months ended August 31, 1998 totaled $455,940 and $1,356,044, respectively, compared with $432,699 and $1,313,253, respectively, for the corresponding period in fiscal 1997. The increase for the three months ended August 31, 1998 is due to an increase in rental administration expenses. The increase for the nine months ended August 31, 1998 is primarily attributable to increased utilities expense.

During the first nine months of fiscal 1998 and 1997, average occupancy levels at the Partnership's properties were as follows:

          PROPERTY                                    1998              1997
          -------------------------------------------------------------------
          Autumn Heights                                94%               94%
          Ponte Vedra Beach Village II                  92%               94%
          Skyline Village                               94%               90%
          -------------------------------------------------------------------

The decreae in occupancy at Ponte Vedra Beach Village II is due to strong competition associated with increased construction in Florida. This decrease in occupancy is off-set by increased rental rates resulting in increased total rental income. The Tucson market continues to improve from its overbuilt situation of two years ago, resulting in increased occupancy and total rental income at Skyline Village, however, rental concessions are still required to maintain current occupancy levels.

OTHER INFORMATION

PART II        Not applicable

ITEMS 1-5      Exhibits and reports on Form 8-K

ITEMS 6        (a) Exhibits

                       (27) Financial Data Schedule

               (b) Reports on Form 8-K  - No reports on Form 8-K were filed during the quarter ended August 31, 1998.

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

                        CONAM PROPERTY SERVICES IV, LTD.
                General Partner of ConAm Realty Investors 3 L.P.

                           BY:   CONTINENTAL AMERICAN DEVELOPMENT, INC.
                                 GENERAL PARTNER

Date:  October 13, 1998            BY:/s/ DANIEL J. EPSTEIN
                                          -----------------
                                  Daniel J. Epstein
                                  Director, President, and Principal Executive
                                  Officer

Date:  October 13, 1998            BY:/s/ ROBERT J. SVATOS
                                          ----------------
                                  Robert J. Svatos
                                  Vice President and Director