Form 10-K
period 1998-11-30
CONAM REALTY INVESTORS 3 L P
filed 1999-03-01
CIK 711389

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED: NOVEMBER 30, 1998

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _____ to _____

                          COMMISSION FILE NUMBER:  0-11769

                           CONAM REALTY INVESTORS 3 L.P.
                ----------------------------------------------------
                EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER




          California                                   13-3176625
         ------------                                 ------------
STATE OR OTHER JURISDICTION OF INCORPORATION  I.R.S. EMPLOYER IDENTIFICATION NO.

1764 San Diego Avenue
San Diego, CA  92110 Attn.: Robert J. Svatos             92110-1906
---------------------------------------------            ----------
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                   ZIP CODE

Registrant's telephone number, including area code (619) 297-6771
                                                  -----------------
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                       UNITS OF LIMITED PARTNERSHIP INTEREST
                       --------------------------------------
                                   TITLE OF CLASS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X      No
         ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   (X)

Documents Incorporated by Reference:

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1998.

                                        PART I

ITEM 1.  BUSINESS

(a) GENERAL DESCRIPTION OF BUSINESS AND OBJECTIVES

ConAm Realty Investors 3 L.P., formerly known as Hutton/ConAm Realty Investors 3 (the "Partnership"), is a California limited partnership formed on July 14, 1983. ConAm Property Services IV, Ltd. ("CPS IV"), a California limited partnership, and RI 3-4 Real Estate Services, Inc. ("RI 3-4"), a Delaware corporation, were the original co-general partners of the Partnership. On January 27, 1998, CPS IV acquired RI 3-4's co-general partner interest in the Partnership, effective July 1, 1997, pursuant to a Purchase Agreement between CPS IV and RI 3-4 dated August 29, 1997. As a result, CPS IV now serves as the sole general partner (the "General Partner") of the Partnership. In conjunction with this transaction, the name of the Partnership was changed from Hutton/ConAm Realty Investors 3 to ConAm Realty Investors 3 L.P.

The Partnership was organized to engage in the business of acquiring, operating and holding for investment multifamily residential properties. The Partnership originally invested in three residential apartment properties and two joint ventures, each of which owned a specified property. As described below, as of January 29,1999 all of the Partnership's investments in the properties have been sold, and the General Partner anticipates that the final liquidation of the Partnership will be completed in mid-1999.

The Partnership's principal investment objectives with respect to its interests in real property were:

(1)  capital appreciation;

(2)  distribution of net cash from operations attributable to rental income;
     and

(3)  preservation and protection of capital.

Distribution of net cash from operations was the Partnership's objective during its operational phase, while preservation and appreciation of capital was the Partnership's long-term objectives. The attainment of the Partnership's investment objectives was dependent on many factors, including future economic conditions in the United States as a whole and, in particular, in the localities in which the Partnership's properties were located, especially with regard to achievement of capital appreciation.

The Partnership utilized the net proceeds of its public offering to acquire five residential apartment complexes either directly or through investments in joint ventures, as follows: (1) Autumn Heights, a 140-unit apartment complex, located in Colorado Springs, Colorado; (2) Skyline Village, a 168-unit apartment complex, located in Tucson, Arizona; (3) Ponte Vedra Beach Village II, a 124-unit apartment complex, located in Ponte Vedra Beach, Florida; (4) Country Place Village II, a 100-unit apartment complex, located in Clearwater, Florida; and (5) Bernardo Point Apartments, a 200-unit apartment complex, located in San Diego, California. On December 20, 1990, Bernardo Point Apartments was sold to an unaffiliated institutional buyer for $19,915,000, and on July 20, 1995, Country Place Village II was sold to an unaffiliated institutional buyer for $3,890,000.

During its fiscal year ended November 30, 1998, following consideration of various alternatives available to the Partnership, the General Partner concluded that a sale of the Partnership's three remaining properties, Autumn Heights, Skyline Village, and Ponte Vedra Beach Village II (collectively, the "Properties"), would be in the best interests of the Partnership and the Unitholders. Throughout much of fiscal 1998, the General Partner, on behalf of the Partnership, negotiated the terms of a sale of the Properties with Lend Lease Real Estate Investments, Inc. ("Lend Lease"), on behalf of two pension funds which are unaffiliated with the General Partner. Once the terms were negotiated, as required by the Partnership's Amended and Restated Certificate and Agreement of Limited Partnership, the General Partner solicited the consent of a majority in interest of the Unitholders to the sale pursuant to a Consent Solicitation Statement dated December 16, 1998. The requisite consent was obtained on January 15, 1999, and on January 29, 1999, the Partnership consummated the sale of the Properties to DOC Investors, L.L.C., a Delaware limited liability company (the "Purchaser"), for a sales price of $25,200,000 (before selling costs and prorations). The members of the Purchaser are two pension funds advised by Lend Lease, which own an aggregate 91% interest in the Purchaser, and ConAm DOC Affiliates LLC, an affiliate of the General Partner ("ConAm DOC"), which owns a 9% interest in the Purchaser. ConAm DOC has the potential to receive up to an additional 18% of the profits of the Purchaser after certain priority returns to the members of the Purchaser.

The Partnership received approximately $16,624,444 of cash proceeds from the sale, net of closing costs of approximately $42,000 and repayment of indebtedness of approximately $8,533,556. All net cash proceeds from the sale and previously undistributed cash from operations, less an amount the General Partner determined to set aside for contingencies, were distributed to the Limited Partners on February 26, 1999.

The Partnership considers itself to have been engaged in only one industry segment, real estate investment.

COMPETITION

The Partnership's real property investments were subject to competition from similar types of properties in the vicinities in which they were located. Such competition increased during the Partnership's period of ownership of the Properties due principally to the addition of newly constructed apartment complexes offering increased residential and recreational amenities. The Properties were also subject to competition from condominiums and single-family properties as potential renters chose to buy homes especially during periods of low mortgage interest rates. The Partnership competed with other real estate owners and developers in the rental and leasing of its Properties by offering competitive rental rates and, if necessary, leasing incentives. Such competition affected the occupancy levels and revenues of the Properties. The occupancy levels at the properties in Arizona and Florida reflected some seasonality, which is typical in these markets. In some cases, the Properties competed with properties owned by partnerships affiliated with the General Partner.

For a discussion of market conditions in the areas where the Properties were located, reference is made to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1998, which is filed as an exhibit under Item 14.

EMPLOYEES

The Partnership has no employees. Services are provided by CPS IV and ConAm Management Corporation ("ConAm Management"), an affiliate of CPS IV. Pursuant to property management agreements with the Partnership, ConAm Management provided property management services with respect to the Properties. In addition, the Partnership retains Brock, Tibbitts & Snell, an unaffiliated company located in San Diego, California, to provide all accounting and investor communication functions. During fiscal 1998, Service Data Corporation, an unaffiliated company, provided transfer agent services for the Partnership. During February of 1999, pursuant to the terms of a sale of its contracts, Service Data Corporation assigned the transfer agent functions of the Company to MAVRICC Management Systems Inc., an unaffiliated company located in Troy, Michigan. See
Item 13, "Certain Relationships and Related Transactions", for a further description of the service and management agreements between the Partnership and affiliated entities.

ITEM 2.  PROPERTIES

For a description of the Properties owned and operated by the Partnership during fiscal 1998 and a discussion of market conditions in the areas where the Properties are located, reference is made to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1998, which is filed as an exhibit under Item 14. For information on the Partnership's purchase of the Properties, reference is made to Note 4 of the Consolidated Financial Statements, included herein by reference to the Partnership's Annual Report to Unitholders. For information on the sale of the Properties by the Partnership in January 1999, reference is made to Item 1 and to Note 10 of the Consolidated Financial Statements, included herein by reference to the Partnership's Annual Report to Unitholders. Average occupancy rates at each property are incorporated by reference to Item 7.

ITEM 3.  LEGAL PROCEEDINGS

The Partnership is not subject to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended November 30, 1998, no matter was submitted to a vote of Unitholders through the solicitation of proxies or otherwise. On December 16, 1998, the Unitholders were asked to approve a sale of the Partnership's remaining properties. A majority in interest of the Unitholders approved the sale and the sale was completed on January 29, 1999.


                                       PART II

ITEM 5. MARKET FOR PARTNERSHIP'S LIMITED PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

As of November 30, 1998, the number of Unitholders of record was 3,649.

No established public trading market exists for the Units, and it is not anticipated that such a market will develop in the future.

Distributions of Net Cash from Operations, when made, are paid on a quarterly basis, with distributions generally occurring approximately 45 days after the end of each fiscal quarter. Such distributions have been made primarily from net operating income with respect to the Partnership's investment in the Properties and from interest on short-term investments, and partially from excess cash reserves. Information on cash distributions paid by the Partnership for the past two fiscal years is incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1998, which is filed as an exhibit under Item 14. No distribution was made for the fourth quarter of the fiscal year ended November 30, 1998 because the General Partner decided to suspend distributions pending the outcome of the solicitation of the consent of the Unitholders to the sale of the Properties.

Because of the sale of the Partnership's remaining Properties, no further quarterly distributions of Net Cash from Operations will be made. The Partnership distributed $16,600,000 to the Unitholders ($207.50 per Unit) and $15,037 to the General Partner on February 26, 1999, which amounts were equal to substantially all of the net proceeds from the sale of the Properties, together with other available cash of the Partnership, less an amount for costs associated with the sale and liquidation and other contingencies, net of expected cash provided by operations through the date of sale, of approximately $614,000. The final liquidation of the Partnership is expected to occur in mid-1999, and the remaining funds, if any, will be distributed to the Unitholders at that time.

ITEM 6.   SELECTED FINANCIAL DATA

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended November 30, 1998, which is filed as an exhibit under Item 14.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 1998, the Partnership had cash and cash equivalents of $849,125 that were invested in unaffiliated money market funds, an increase from $796,824 at November 30, 1997. The increase is primarily attributable to an increase in cash provided by operating activities. The Partnership also maintains a restricted cash balance, which totaled $107,640 at November 30, 1998, a small decrease from $109,843 at November 30, 1997.

Distribution payable decreased from $146,659 at November 30, 1997 to $0 at November 30, 1998. The decrease is primarily due to the decision of the General Partner to suspend distributions pending the outcome of the solicitation of the consent of the Unitholders to the sale of the properties.

Accounts payable and accrued expenses totaled $302,618 at November 30, 1998, an increase from $218,266 at November 30, 1997. The increase is primarily due to the accrual of interest for one month for fiscal 1998.

The Partnership continued to perform various improvements at the Properties during fiscal 1998. The roof replacements at Autumn Heights and Ponte Vedra Beach Village II and exterior painting at Skyline Village that commenced in fiscal 1997 were completed during the first quarter of fiscal 1998. Such work was funded from the Partnership's operating cash flow and cash reserves. Additional capital improvements made during fiscal 1998 included landscaping and renovation of the clubhouse at Autumn Heights and were funded from operating cash flow.

As a result of the Partnership's sale of the Properties on January 29, 1999, all of the Partnership's assets have been converted to cash and cash equivalents. Pending distribution to the Unitholders as described in Item 5 above, the Partnership's funds have been invested in the Pacific Horizon Money Market Funds, Prime Fund. The General Partner retained from the initial distribution an amount it believes is sufficient to provide for contingencies, and to cover the expenses of operating the Partnership until final liquidation of the Partnership, including legal and accounting fees.

RESULTS OF OPERATIONS

1998 VERSUS 1997

Partnership operations for the fiscal year ended November 30, 1998 resulted in a net loss of $35,032 compared with net loss of $195,483 in fiscal 1997. The improvement is primarily due to increased rental rates at all of the properties with relatively stable occupancy in a soft rental market and lower write-off of assets related to replacement of assets.

Rental income for the fiscal year ended November 30, 1998 was $3,671,959 compared with $3,593,135 in fiscal 1997. The increase is primarily due to relatively stable occupancy and improved rental rates at all of the properties. Interest income was $20,755 for the fiscal year ended November 30, 1998 compared to $38,921 in fiscal 1997. The decrease is due to the Partnership maintaining lower average cash balances in fiscal 1998 than in fiscal 1997.

Property operating expenses remained stable at $1,820,339 for the fiscal year ended November 30, 1998, as compared $1,838,576 for fiscal 1997.

General and administrative expenses remained stable at $177,538 for the fiscal year ended November 30, 1998, as compared to $177,129 in fiscal 1997.

Write-off of assets was $87,759 for fiscal year end November 30, 1998, as
compared to $153,200 for fiscal 1997.   The decrease is due to the lower
replacement of assets in 1998.

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

Property operating expenses increased to $1,838,576 for the fiscal year ended November 30, 1997, from $1,581,543 for fiscal 1996. The increase is primarily attributable to higher repairs and maintenance expenses at all three properties for flooring and carpet replacement, and other interior and exterior repairs. The increase is also due to higher administration costs for each property. General and administrative expenses increased from $152,783 for the fiscal year ended November 30, 1996 to $177,129 in fiscal 1997. The increase is primarily due to an increase in expenses for Partnership accounting, tax and other administrative services. During the 1997 period, certain expenses incurred by RI 3-4, its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of RI 3-4 in prior periods, were reimbursable to RI 3-4 and its affiliates.

The average occupancy levels at each of the properties owned during the years ended November 30, 1998, 1997 and 1996 were as follows:


                                        TWELVE MONTHS ENDED NOVEMBER 30,
PROPERTY                              1998             1997           1996
---------------------------------------------------------------------------------
Autumn Heights                         94%              92%           96%
Ponte Vedra Beach Village II           93%              95%           95%
Skyline Village                        95%              97%           93%
---------------------------------------------------------------------------------


NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS No. 129, "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and, accordingly, will have no impact on the Partnership's reported financial position, results of operations or cash flows.

YEAR 2000

Due to the consummation of the sale of the Properties in January 1999, the Partnership is no longer engaged in the operation of real properties or any other business. As a result of the foregoing, and in view of the General Partner's plan to complete the full liquidation of the Partnership prior to January 1, 2000, the Partnership has no exposure to Year 2000 issues.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership sold its remaining properties on January 29, 1999 and its mortgage indebtedness was repaid or assumed, the Partnership has no exposure to interest rate risk. In addition, the Partnership is expected to be liquidated during 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1998, which is filed as an exhibit under Item
14. Supplementary Data is incorporated by reference to F-1 and F-2 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective December 1, 1997, the Partnership advised PricewaterhouseCoopers LLP (formerly Coopers & Lybrand L.L.P.) that it was changing accounting firms and engaged KPMG LLP.

PricewaterhouseCoopers LLP's report on the consolidated financial statements for the year ended November 30, 1996 contained no adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles. There had been no disagreements with PricewaterhouseCoopers LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope procedure.

The decision to change accountants was approved by CPS IV and RI 3-4, the General Partners of the Partnership at that time.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

The Partnership has no officers or directors. CPS IV, as General Partner of the Partnership, manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business.

CPS IV is a California limited partnership organized on August 30, 1982. The sole general partner of CPS IV is Continental American Development, Inc. ("ConAm Development"). The names and positions held by the directors and executive officers of ConAm Development are set forth below. There are no family relationships between any officers or directors.

          Name                               Office
         ------                             --------
          Daniel J. Epstein                  President and Director
          E. Scott Dupree                    Vice President and Director
          Robert J. Svatos                   Vice President and Director
          Ralph W. Tilley                    Vice President
          J. Bradley Forrester               Vice President

DANIEL J. EPSTEIN, 59, has been the President and a Director of ConAm Development, and a general partner of Continental American Properties, Ltd. ("ConAm"), an affiliate of ConAm Services, since their inception. He is also Chairman and Chief Executive Officer of ConAm Management. Prior to organizing ConAm, Mr. Epstein was Vice President and a Director of American Housing Guild, which he joined in 1969. At American Housing Guild, he was responsible for the formation of the Multi-Family Division and directed its development and property management activities. Mr. Epstein holds a Bachelor of Science degree in Engineering from the University of Southern California.

E. SCOTT DUPREE, 48, is a Senior Vice President and general counsel of ConAm Management responsible for negotiation, documentation, review and closing of acquisition, sale and financing proposals. Mr. Dupree also acts as principal legal advisor on general legal matters ranging from issues and contracts involving the management company to supervision of litigation and employment issues. Prior to joining ConAm Management in 1985, he was corporate counsel to Trusthouse Forte, Inc., a major international hotel and restaurant corporation. Mr. Dupree holds a B.A. from United States International University and a Juris Doctorate degree from the University of San Diego.

ROBERT J. SVATOS, 40, is a Senior Vice President and is the Chief Financial Officer of ConAm Management. His responsibilities include the accounting, treasury and data processing functions of the organization. Prior to joining ConAm Management in 1988, he was the Chief Financial Officer for AmeriStar Financial Corporation, a nationwide mortgage banking firm. Mr. Svatos holds an M.B.A. in Finance from the University of San Diego and a Bachelor's of Science degree in Accounting from the University of Illinois. He is a Certified Public Accountant.

RALPH W. TILLEY, 44, is a Senior Vice President and Treasurer of ConAm Management. He is responsible for the financial aspects of syndications and acquisitions, the company's asset management portfolio and risk management activities. Prior to joining ConAm Management in 1980, he was a senior accountant with KPMG LLP, specializing in real estate. He holds a Bachelor's of Science degree in Accounting from San Diego State University and is a Certified Public Accountant.

J. BRADLEY FORRESTER, 41, is the President of ConAm Management. He is currently responsible for overseeing all aspects of the operations of the firm. His primary focus is on new business related activities including property acquisitions, property development and rehabilitation, and the acquisition of other property management companies. Prior to joining ConAm, Mr. Forrester served as Senior Vice President - Commercial Real Estate for First Nationwide Bank in San Francisco, where he was responsible for a $2 billion problem asset portfolio including bank-owned real estate and non-performing commercial real estate loans. His past experience includes significant involvement in real estate development and finance, property acquisitions and dispositions and owner's representation matters. Prior to entering the real estate profession, he worked for KPMG LLP in Dallas, Texas. Mr. Forrester holds a Bachelor of Science degree in Accounting from Louisiana State University. He received his CPA certification in the State of Texas.

ITEM 11.  EXECUTIVE COMPENSATION

Neither the General Partner nor any of its directors or executive officers received any compensation from the Partnership. See Item 13 of this report for a description of certain costs of the General Partner and its affiliates reimbursed by the Partnership.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of November 30, 1998, no person was known by the Partnership to be the beneficial owner of more than five percent of the Units of the Partnership. Neither the General Partner nor any of its executive officers or directors own any Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CPS IV received $39,999 as the General Partner's allocable share of distributions from Net Cash From Operations with respect to the fiscal year ended November 30, 1998. For the fiscal year ended November 30, 1998, $350 of the Partnership's net loss was allocated to CPS IV. For a description of the share of distributions from Net Cash From Operations and the allocation of income and loss to which the General Partner and former co-General Partner are entitled, reference is made to Note 3 to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the year ended November 30, 1998, which is filed as an exhibit under item 14. Effective July 1, 1997, all General Partner allocations were made solely to CPS IV.

The Partnership entered into property management agreements with ConAm Management pursuant to which ConAm Management assumed direct responsibility for day-to-day management of the Properties. It was the responsibility of ConAm Management to select resident managers and to monitor their performance. ConAm Management's services also included the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, strategic asset management and related services. For such services, ConAm Management was entitled to receive a management fee equal to five percent of gross revenues. A summary of property management fees earned by ConAm Management during the past three fiscal years is incorporated by reference to
Note 7 to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1998, which is filed as an exhibit under Item 14.

Pursuant to Section 12(g) of the Partnership's Certificate and Agreement of Limited Partnership, the General Partner may be reimbursed by the Partnership for certain of its costs. A summary of amounts paid to the General Partners or their affiliates during the past three years is incorporated by reference to
Note 7, "Transactions with Related Parties," of the Notes to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended November 30, 1998, which is filed as an exhibit under
Item 14.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a)(1)    Financial Statements:
               ---------------------
                                                                                                                    Page
                                                                                                                    ----
     Consolidated Balance Sheets - November 30, 1998 and 1997........................................................(1)

     Consolidated Statements of Operations - For the years ended November 30, 1998, 1997 and 1996....................(1)

     Consolidated Statements of Partners' Capital - For the years ended November 30, 1998, 1997 and 1996.............(1)

     Consolidated Statements of Cash Flows - For the years ended November 30, 1998, 1997 and 1996....................(1)

     Notes to the Consolidated Financial Statements..................................................................(1)

     Independent Auditors' Report....................................................................................(1)

     Report of Former Independent Accountants........................................................................(1)

     (a)(2)   Financial Statement Schedule:
              ------------------------------

     Schedule III - Real Estate and Accumulated Depreciation.......................................................(F-1)

     Independent Auditors' Report..................................................................................(F-2)

     Report of Former Independent Accountants......................................................................(F-3)

     (1) INCORPORATED BY REFERENCE TO THE PARTNERSHIP'S ANNUAL REPORT TO
         UNITHOLDERS FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998,
         FILED AS AN EXHIBIT UNDER ITEM 14.

     (a)(3)    Exhibits:
              -----------

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


          (C) Amendment, dated January 18, 1999 to Partnership's Certificate and Agreement of Limited Partnership (included as, and incorporated herein by reference to, Exhibit 4.1 to the Partnership's Report on Form 8-K filed on February 16, 1999).

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

          (K)  Property Management Agreement between Registrant and Con Am
               Management Corporation for the Skyline Village property (included as, and incorporated herein by reference to, Exhibit 10(M) to the Partnership's 1993 Annual Report on Form 10-K filed on March 30,
               1994).

          (L)  Property Management Agreement between Registrant and ConAm
               Colorado, Inc. for the Autumn Heights property (included as, and incorporated herein by reference to, Exhibit 10(N) to the Partnership's 1993 Annual Report on Form 10-K filed on March 30,
               1994).

          (M) Agreement for Purchase and Sale and Joint Escrow Instructions between ConAm Realty Investors 3 LP and Doc Investors, L.L.C.
               dated January 26, 1999 with respect to the sale of Autumn Heights
               Apartments (included as, and incorporated herein by reference to, Exhibit 10.1 to the Partnership's Report on Form 8-K filed on
               February 16, 1999).

          (N) Agreement for Purchase and Sale and Joint Escrow Instructions between ConAm Realty Investors 3 LP and Doc Investors, L.L.C.
               dated January 26, 1999 with respect to the sale of Ponte Vedra
               Beach Village II Apartments (included as, and incorporated herein by reference to, Exhibit 10.2 to the Partnership's Report on Form
               8-K filed on February 16, 1999).

          (O) Agreement for Purchase and Sale and Joint Escrow Instructions between Skyline Village Joint Venture Limited Partnership and
               Doc Investors, L.L.C. dated January 26, 1999 with respect to the sale of Skyline Village (included as, and incorporated herein by reference to, Exhibit 10.3 to the Partnership's
               Report on Form 8-K filed on February 16, 1999).

     (13)      Annual Report to Unitholders for the fiscal year ended November
               30, 1998.

     (22) List of Subsidiaries - Joint Ventures (included as, and incorporated herein by reference to, Exhibit 22 to the Partnership's 1991 Annual Report on Form 10-K filed on February
               27, 1992 for the fiscal year ended November 30, 1991.)

     (27)      Financial Data Schedule.

     (99)      Portions of Prospectus of Registrant dated March 31, 1983
               (included as, and incorporated herein by reference to, Exhibit 28 to the Partnership's Annual Report on Form 10-K filed on February
               28, 1988 for the fiscal year ended November 30, 1987).

     (b)       Reports on Form 8-K:
               ---------------------

               No reports on Form 8-K were filed by the Partnership during the fourth quarter of the fiscal year ended November 30, 1998.


     (c)  Exhibits
          --------

          See Item 14(a)(3) above.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    February 28, 1999

                                   BY:  ConAm Property Services IV, Ltd.
                                        General Partner

                                   BY:  Continental American Development, Inc.
                                        General Partner

                                   BY:  /s/  Daniel J. Epstein
                                      ---------------------------------------
                                   Name:      Daniel J. Epstein
                                   Title:     President, Director and
                                              Principal Executive Officer

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

                                   CONAM PROPERTY SERVICES IV, LTD.
                                   A General Partner

                                   By:  Continental American Development, Inc.
                                        General Partner

Date:     February 28, 1999

                                   BY:  /s/  Daniel J. Epstein
                                      ----------------------------------------
                                        Daniel J. Epstein
                                        Director, President and
                                        Principal Executive Officer


Date:     February 28, 1999        BY:  /s/  E. Scott Dupree
                                      ----------------------------------------
                                        E. Scott Dupree
                                        Vice President and Director


Date:     February 28, 1999

                                   BY:  /s/  Robert J. Svatos
                                      ----------------------------------------
                                        Robert J. Svatos
                                        Vice President and Director


Date:     February 28, 1999

                                   BY:  /s/  Ralph W. Tilley
                                      ----------------------------------------
                                        Ralph W. Tilley
                                        Vice President


Date:     February 28, 1999

                                   BY:  /s/  J. Bradley Forrester
                                      ----------------------------------------
                                        J. Bradley Forrester
                                        Vice President