Form 10-Q
period 1999-02-28
CONAM REALTY INVESTORS 3 L P
filed 1999-04-14
CIK 711389

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-------                       Exchange Act of 1934
                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1999

or

          Transition Report Pursuant to Section 13 of 15(d) of the Securities
-------                       Exchange Act of 1934
                    For the transition period from ____ to ____

                         COMMISSION FILE NUMBER: 0-11769

                          CONAM REALTY INVESTORS 3 L.P.
                          ------------------------------
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER



          California                                        13-3176625
          ----------                                        ----------
STATE OR OTHER JURISDICTION OF               I.R.S. EMPLOYER IDENTIFICATION NO.
INCORPORATION OR ORGANIZATION

1764 San Diego Avenue
San Diego, CA  92110  Attn. Robert J. Svatos                92110-1906
--------------------------------------                      ----------
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                        ZIP CODE

                                 (619) 297-6771

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements

------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS                                                    AT FEBRUARY 28,          AT NOVEMBER 30,
                                                                                          1999                     1998
------------------------------------------------------------------------------------------------------------------------
ASSETS

Investments in real estate:
   Land                                                                          $           -            $   5,817,668
   Buildings and improvements                                                                -               22,534,407
                                                                          ----------------------------------------------
                                                                                             -               28,352,075
   Less accumulated depreciation                                                             -              (12,020,027)
                                                                          ----------------------------------------------
                                                                                             -               16,332,048

Cash and cash equivalents                                                           17,292,809                  849,125
Restricted cash                                                                              -                  107,640
Other assets, net of accumulated amortization
   of $0 in 1999 and $249,225 in 1998                                                   70,663                  143,646
------------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                              $  17,363,472            $  17,432,459
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Mortgages payable                                                                         -                8,151,572
   Distribution payable                                                             16,615,037                        -
   Accounts payable and accrued expenses                                               180,293                  302,618
   Due to general partner and affiliates                                                   343                   15,684
   Security deposits                                                                       450                   98,029
                                                                          ----------------------------------------------
       Total Liabilities                                                            16,796,123                8,567,903
                                                                          ----------------------------------------------
Partners' Capital
   General Partner                                                                      34,796                 (995,408)
   Limited Partners (80,000 Units outstanding)                                         532,553                9,859,964
                                                                          ----------------------------------------------
       Total Partners' Capital                                                         567,349                8,864,556
------------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND PARTNERS' CAPITAL                                   $  17,363,472            $  17,432,459
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED FEBRUARY 28,                                                   1999                     1998
------------------------------------------------------------------------------------------------------------------------
INCOME

Rental                                                                           $     559,979            $     903,560
Interest and other                                                                      70,887                    3,374
                                                                          ----------------------------------------------
       Total Income                                                                    630,866                  906,934
------------------------------------------------------------------------------------------------------------------------
EXPENSES
Property operating                                                                     369,131                  449,225
Depreciation and amortization                                                          131,952                  229,720
Interest                                                                               119,545                  182,114
General and administrative                                                              28,581                   40,830
Write-off of assets                                                                     10,124                   16,887
                                                                          ----------------------------------------------
       Total Expenses                                                                  659,333                  918,776
------------------------------------------------------------------------------------------------------------------------
Loss from operations                                                                   (28,467)                 (11,842)
Gain on sale of properties                                                           8,346,297                        -
------------------------------------------------------------------------------------------------------------------------
       NET INCOME (LOSS)                                                         $   8,317,830            $     (11,842)
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) ALLOCATED:
   To the General Partner                                                        $   1,045,241            $        (118)
   To the Limited Partners                                                           7,272,589                  (11,724)
------------------------------------------------------------------------------------------------------------------------
       NET INCOME (LOSS)                                                         $   8,317,830            $     (11,842)
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
PER LIMITED PARTNERSHIP UNIT
   (80,000 UNITS OUTSTANDING)
       Loss from operations                                                      $      (13.42)           $       (0.15)
       Gain on sale of properties                                                       104.33                        -
------------------------------------------------------------------------------------------------------------------------
       NET INCOME (LOSS)                                                         $       90.91            $       (0.15)
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FOR THE THREE MONTHS ENDED FEBRUARY 28, 1999

                                                              GENERAL                  LIMITED
                                                              PARTNER                 PARTNERS                    TOTAL
------------------------------------------------------------------------------------------------------------------------
BALANCE (DEFICIT) AT NOVEMBER 30, 1998                  $    (995,408)            $  9,859,964             $  8,864,556
Net income                                                  1,045,241                7,272,589                8,317,830
Distributions ($207.50 per Unit)                              (15,037)             (16,600,000)             (16,615,037)
------------------------------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 28, 1999                            $      34,796             $    532,553             $    567,349
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 28,                                                    1999                     1998
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                $    8,317,830           $      (11,842)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
   Depreciation and amortization                                                        131,952                  229,720
   Write-off of assets                                                                   10,124                   16,887
   Gain on sale of properties                                                        (8,346,297)                       -
   Increase (decrease) in cash arising from changes in operating assets and liabilities:
       Fundings to restricted cash                                                      (19,344)                 (17,505)
       Release of restricted cash  to property operations                               126,984                   18,600
       Other assets                                                                      15,463                   (7,481)
       Accounts payable and accrued expenses                                           (122,325)                  44,017
       Due to general partner and affiliates                                            (15,341)                  (1,141)
       Security deposits                                                                (97,579)                  (3,354)
                                                                           ----------------------------------------------
Net cash provided by operating activities                                                 1,467                  267,901
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to real estate                                                                (90,479)                 (51,937)
Net proceeds from sale of real estate                                                24,684,268                        -
                                                                           ----------------------------------------------
Net cash provided by (used in) investing activities                                  24,593,789                  (51,937)
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Mortgage principal payments                                                          (8,151,572)                 (24,874)
Distributions                                                                                 -                 (146,659)
                                                                           ----------------------------------------------
Net cash used in financing activities                                                (8,151,572)                (171,533)
-------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                            16,443,684                   44,431
Cash and cash equivalents, beginning of period                                          849,125                  796,824
-------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $   17,292,809           $      841,255
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest                                         $      179,308           $      121,501
-------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

Write-off of buildings and improvements                                          $      (22,837)          $      (35,183)
Write-off of accumulated depreciation                                            $       12,713           $       18,296
-------------------------------------------------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1998 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of February 28, 1999 and the results of operations and cash flows for the three months ended February 28, 1999 and 1998 and the consolidated statement of partners' capital for the three months ended February 28, 1999. Results of operations are not necessarily indicative of the results to be expected for the full year.

The Partnership sold its remaining investments in real estate. The sale and liquidation plan was approved by the Unitholders through a consent solicitation statement as of January 15, 1999 and the sale of the properties was completed on January 29, 1999.

For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in net income for the period.

Within 30 days of the completion of the sale of the properties, the Partnership declared a cash distribution representing substantially all of the net proceeds from sale and substantially all of the remaining assets of the Partnership less an amount for costs and contingencies associated with the sale and liquidation of the Partnership.

No other significant events have occurred subsequent to fiscal year 1998, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5).

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

On February 26, 1999, the Partnership declared a cash distribution in the amounts of $16,600,000 to the Limited Partner Unitholders ($207.50 per Unit) and $15,037 to the General Partner, which amounts were equal to substantially all of the net proceeds from the sale (the "Sale" ) of the Partnership's remaining investments in real estate ("Properties"), together with other available cash of the Partnership less an amount for costs associated with the Sale and liquidation and other contingencies. Immediately following the distribution, the Partnership had cash and cash equivalents of $677,772. The General Partner believes that the Partnership has sufficient cash to meet the needs of the Partnership for any contingencies or costs associated with Sale and the final liquidation of the Partnership.

As a result of the Sale of the remaining Properties, the only source of revenue prior to final liquidation will be the interest generated on the remaining cash balances. The remaining cash is invested in an unaffiliated highly liquid money market fund.

At February 28, 1999, the Partnership had cash and cash equivalents of $17,292,809 compared with $849,125 at November 30, 1998. The increase in cash and cash equivalents is due to receipt of the proceeds from the Sale. Remaining cash available after all obligations have been satisfied, if any, will be distributed to the Unitholders.

RESULTS OF OPERATIONS

Partnership net income (loss) for the three months ended February 28, 1999 was $8,317,830 compared to ($11,842) for the corresponding period in fiscal 1998. The increase for the three months ended February 28, 1999 is primarily attributable to the gain on the Sale.

For the three months ended February 28, 1999, the Partnership generated operating losses of ($28,467) compared to ($11,842) for the corresponding period in fiscal 1998. Rental income totaled $559,979 for the three months ended February 28, 1999 compared with $903,560 for the corresponding period in fiscal 1998. Partnership expenses for the three months ended February 28, 1999 totaled $659,333 compared with $918,776 for the corresponding period in fiscal 1998. For the three months ended February 28, 1999, the increased operating loss and decreased rental income and partnership expenses are primarily attributable to the Sale on January 29, 1999.

YEAR 2000

Due to the consummation of the Sale in January 1999, the Partnership is no longer engaged in the operation of real properties or any other business. As a result of the foregoing, and in view of the General Partner's plan to complete the full liquidation of the Partnership prior to January 1, 2000, the Partnership has no exposure to Year 2000 issues.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

Since the Partnership sold its remaining properties on January 29, 1999 and its mortgage indebtedness was repaid or assumed, the Partnership has no exposure to interest rate risk. In addition, the Partnership is expected to be liquidated during 1999.

                           PART II - OTHER INFORMATION

ITEMS 1-3.     Not applicable

ITEM 4.        Submission of Matters to a Vote of Security Holders

               Pursuant to a Consent Solicitation Statement dated December 16, 1998, the Unitholders were asked to approve two proposals as follows: (i) the sale of all of the Partnership's remaining real estate investments to DOC Investors, L.L.C. (the "Sale"); and
               (ii) an amendment to the Partnership's partnership agreement to permit sales of Partnership properties to affiliates of the General Partner if the terms of the sale are approved by the Unitholders (the "Amendment"). By its terms, the consent solicitation was to terminate on January 15, 1999, unless such date was extended by the General Partner for an aggregate of up to an additional 40 days. Since both the Sale and the Amendment were approved by the requisite majority-in-interest of the Unitholders (i.e., at least 40,001 Units) as of January 15, 1999, the consent solicitation terminated on such date. Upon termination of the consent solicitation, the results of the consent solicitation were as follows: (i) With respect to the Sale 48,849 Units "FOR;" 1,111 Units "AGAINST;" and 498 Units "ABSTAIN;" and (ii) with respect to the Amendment - 48,208 Units "FOR;" 1,560 Units "AGAINST;" and 690 Units "ABSTAIN." The foregoing results do not include any votes received after the termination of the consent solicitation.

ITEM 5.        Not applicable

ITEM 6.        Exhibits & Reports on Form 8-K

               (a)    Exhibits

               3.1 Amendment, dated January 18, 1999 to Partnership's Certificate and Agreement of Limited Partnership (included as, and incorporated herein by reference to, Exhibit 4.1 to the Partnership's Report on Form 8-K filed on February 16, 1999).

               10.1 Agreement for Purchase and Sale and Joint Escrow Instructions between ConAm Realty Investors 3 LP and Doc Investors, L.L.C. dated January 26, 1999 with respect to the Sale of Autumn Heights Apartments (included as, and incorporated herein by reference to, Exhibit 10.1 to the Partnership's Report on Form 8-K filed on February 16,
                      1999).

               10.2 Agreement for Purchase and Sale and Joint Escrow Instructions between ConAm Realty Investors 3 LP and Doc Investors, L.L.C. dated January 26, 1999 with respect to the Sale of Ponte Vedra Beach Village II Apartments (included as, and incorporated herein by reference to, Exhibit 10.2 to the Partnership's Report on Form 8-K filed on February 16, 1999).

               10.3 Agreement for Purchase and Sale and Joint Escrow Instructions between Skyline Village Joint Venture Limited Partnership and Doc Investors, L.L.C. dated January 26, 1999 with respect to the Sale of Skyline Village (included as, and incorporated herein by reference to, Exhibit 10.3 to the Partnership's Report on Form 8-K filed on February 16, 1999).

               (b)    Reports on Form 8-K

                      On February 16, 1999, the Partnership filed a Form 8-K for the purpose of disclosing the consummation of the sale of all of its real property investments on January 29, 1999 to DOC Investors, L.L.C. No other reports on Form 8-K were filed during the quarter ended February 28, 1999.

               (27)   Financial Data Schedule

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

                               CONAM PROPERTY SERVICES IV, LTD.
                               General Partner of ConAm Realty Investors 3 L.P.

                               BY:   CONTINENTAL AMERICAN DEVELOPMENT, INC.
                                     GENERAL PARTNER

Date:  April 14, 1999                BY:/s/ DANIEL J. EPSTEIN
                                     Daniel J. Epstein
                                     Director, President, and Principal
                                     Executive Officer

Date:  April 14, 1999                BY:/s/ ROBERT J. SVATOS
                                     Robert J. Svatos
                                     Vice President and Director