Form 10-Q
period 1999-05-31
CONAM REALTY INVESTORS 3 L P
filed 1999-07-14
CIK 711389

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
    X           Quarterly Report Pursuant to Section 13 or 15(d) of the
------------              Securities Exchange Act of 1934
                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 1999

or

                Transition Report Pursuant to Section 13 of 15(d)
------------          of the Securities Exchange Act of 1934
                   For the transition period from ____ to ____

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.           Financial Statements

      ------------------------------------------------------------------------------------------------------------------------
      ------------------------------------------------------------------------------------------------------------------------
      CONSOLIDATED BALANCE SHEETS                                                       AT MAY 31,            AT NOVEMBER 30,
                                                                                              1999                       1998
      ------------------------------------------------------------------------------------------------------------------------
      ASSETS
      Investments in real estate:
          Land                                                                           $       -               $  5,817,668
          Buildings and improvements                                                             -                 22,534,407
                                                                               -----------------------------------------------
                                                                                                 -                 28,352,075
          Less accumulated depreciation                                                          -                (12,020,027)
                                                                               -----------------------------------------------
                                                                                                 -                 16,332,048

      Cash and cash equivalents                                                            728,144                    849,125
      Restricted cash                                                                            -                    107,640
      Other assets, net of accumulated amortization
          of $0 in 1999 and $249,225 in 1998                                                     -                    143,646
      ------------------------------------------------------------------------------------------------------------------------
             TOTAL ASSETS                                                                $ 728,144               $ 17,432,459
      ========================================================================================================================
      LIABILITIES AND PARTNERS' CAPITAL
      Liabilities:
          Mortgages payable                                                                      -                  8,151,572
          Accounts payable and accrued expenses                                            195,441                    302,618
          Due to general partner and affiliates                                                  -                     15,684
          Security deposits                                                                      -                     98,029
                                                                               -----------------------------------------------
             Total Liabilities                                                             195,441                  8,567,903
                                                                               -----------------------------------------------
      Partners' Capital (Deficit)
          General Partner                                                                   34,450                   (995,408)
          Limited Partners (80,000 Units outstanding)                                      498,253                  9,859,964
                                                                               -----------------------------------------------
             Total Partners' Capital                                                       532,703                  8,864,556
      ------------------------------------------------------------------------------------------------------------------------
             TOTAL LIABILITIES AND PARTNERS' CAPITAL                                     $ 728,144               $ 17,432,459
      ========================================================================================================================




SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

      CONAM REALTY INVESTORS 3 L.P.
      AND CONSOLIDATED VENTURES

      ---------------------------------------------------------------------------------------------------------------------------
      ---------------------------------------------------------------------------------------------------------------------------
      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                      MAY 31,                                   MAY 31,
                                                             1999                 1998               1999                   1998
      ---------------------------------------------------------------------------------------------------------------------------
      INCOME
      Rental                                             $      -            $ 911,646        $   559,979            $ 1,815,206
      Interest and other                                   16,109                1,869             86,996                  5,243
                                                        -------------------------------------------------------------------------
             Total Income                                  16,109              913,515            646,975              1,820,449
      ---------------------------------------------------------------------------------------------------------------------------
      EXPENSES
      Property operating                                        -              450,879            369,131                900,104
      Depreciation and amortization                             -              229,366            131,952                459,086
      Interest                                                  -              181,288            119,545                363,402
      General and administrative                           50,755               61,493             79,336                102,323
      Write-off of assets                                       -                    -             10,124                 16,887
                                                        -------------------------------------------------------------------------
             Total Expenses                                50,755              923,026            710,088              1,841,802
      ---------------------------------------------------------------------------------------------------------------------------
      Loss from operations                                (34,646)              (9,511)           (63,113)               (21,353)
      Gain on sale of properties                                -                    -          8,346,297                      -
      ---------------------------------------------------------------------------------------------------------------------------
             NET INCOME (LOSS)                           $(34,646)           $  (9,511)       $ 8,283,184            $   (21,353)
      ===========================================================================================================================
      NET INCOME (LOSS) ALLOCATED:
          To the General Partner                         $   (346)           $     (95)       $ 1,044,895            $      (213)
          To the Limited Partners                         (34,300)              (9,416)         7,238,289                (21,140)
      ---------------------------------------------------------------------------------------------------------------------------
             NET INCOME (LOSS)                           $(34,646)           $  (9,511)       $ 8,283,184            $   (21,353)
      ===========================================================================================================================
      PER LIMITED PARTNERSHIP UNIT
          (80,000 UNITS OUTSTANDING)
             Loss from operations                        $  (0.43)           $   (0.12)       $     (0.78)           $     (0.26)
             Gain on sale of properties                         -                    -              91.26                      -
      ---------------------------------------------------------------------------------------------------------------------------
             NET INCOME (LOSS)                           $  (0.43)           $   (0.12)       $     90.48            $     (0.26)
      ===========================================================================================================================

      ------------------------------------------------------------------------------------------------------------------------
      ------------------------------------------------------------------------------------------------------------------------
      CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
      FOR THE SIX MONTHS ENDED MAY 31, 1999
                                                                   GENERAL                LIMITED
                                                                   PARTNER                PARTNERS                   TOTAL
      ------------------------------------------------------------------------------------------------------------------------
      BALANCE (DEFICIT) AT NOVEMBER 30, 1998                    $ (995,408)           $  9,859,964                $ 8,864,556
      Net income                                                 1,044,895               7,238,289                  8,283,184
      Distributions ($207.50 per Limited Partner Unit)             (15,037)            (16,600,000)               (16,615,037)
      ------------------------------------------------------------------------------------------------------------------------
      BALANCE AT MAY 31, 1999                                   $   34,450            $    498,253                  $ 532,703
      ========================================================================================================================





      SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

      CONAM REALTY INVESTORS 3 L.P.
      AND CONSOLIDATED VENTURES

      ------------------------------------------------------------------------------------------------------------------------
      CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE SIX MONTHS ENDED MAY 31,                                                              1999               1998
      ------------------------------------------------------------------------------------------------------------------------
      CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                                       $  8,283,184          $ (21,353)
      Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
          Depreciation and amortization                                                            131,952            459,086
          Write-off of assets                                                                       10,124             16,887
          Gain on sale of properties                                                            (8,346,297)                 -
          Increase (decrease) in cash arising from changes in operating assets and liabilities:
             Fundings to restricted cash                                                           (19,344)           (78,269)
             Release of restricted cash to property operations                                     126,984             75,079
             Other assets                                                                           86,126            (41,356)
             Accounts payable and accrued expenses                                                (107,177)            37,018
             Due to general partner and affiliates                                                 (15,684)            (1,393)
             Security deposits                                                                     (98,029)              (112)
                                                                                       ---------------------------------------
      Net cash provided by operating activities                                                     51,839            445,587
      ------------------------------------------------------------------------------------------------------------------------
      CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to real estate                                                                     (90,479)           (85,417)
      Net proceeds from sale of real estate                                                     24,684,268             54,191
                                                                                       ---------------------------------------
      Net cash provided by (used in) investing activities                                       24,593,789            (31,226)
      ------------------------------------------------------------------------------------------------------------------------
      CASH FLOWS FROM FINANCING ACTIVITIES:
      Mortgage principal payments                                                               (8,151,572)           (67,551)
      Distributions                                                                            (16,615,037)          (279,992)
                                                                                       ---------------------------------------
      Net cash used in financing activities                                                    (24,766,609)          (347,543)
      ------------------------------------------------------------------------------------------------------------------------
      Net increase (decrease) in cash and cash equivalents                                        (120,981)            66,818
      Cash and cash equivalents, beginning of period                                               849,125            796,824
      ------------------------------------------------------------------------------------------------------------------------
      CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $    728,144          $ 863,642
      ========================================================================================================================

      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for interest                                                $    179,308          $ 329,123
      ------------------------------------------------------------------------------------------------------------------------

      SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
      Write-off of buildings and improvements                                                 $    (22,837)         $ (38,740)
      Write-off of accumulated depreciation                                                   $     12,713           $ 21,853
      ------------------------------------------------------------------------------------------------------------------------






      SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

      CONAM REALTY INVESTORS 3 L.P.
      AND CONSOLIDATED VENTURES
      -------------------------------------------------------------------------
      -------------------------------------------------------------------------
      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1998 audited consolidated financial statements within Form 10-K.

      The unaudited interim consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of May 31, 1999 and the results of operations for the three and six months ended May 31, 1999 and 1998, cash flow for the six months ended May 31, 1999 and 1998, and the consolidated statement of partners' capital for the six months ended May 31, 1999. Results of operations are not necessarily indicative of the results to be expected for the full year.

      The Partnership has sold its remaining investments in real estate. The sale and liquidation plan was approved by the Unitholders through a consent solicitation statement as of January 15, 1999 and the sale of the properties was completed on January 29, 1999.

      For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in net income for the period.

      Within 30 days of the completion of the sale of the properties, the Partnership declared a cash distribution representing substantially all of the net proceeds from sale and substantially all of the remaining cash from operations of the Partnership less an amount for costs and contingencies associated with the sale and liquidation of the Partnership.

      Certain first quarter 1999 amounts have been reclassified to conform with the presentation adopted in the current quarter.

      No other significant events have occurred subsequent to fiscal year 1998, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5).

CONAM REALTY INVESTORS 3 L.P.
AND CONSOLIDATED VENTURES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

On February 26, 1999, the Partnership declared a cash distribution in the amounts of $16,600,000 to the Limited Partner Unitholders ($207.50 per Unit) and $15,037 to the General Partner, which amounts were equal to substantially all of the net proceeds from the sale (the "Sale") of the Partnership's remaining investments in real estate ("Properties") together with other available cash from operations of the Partnership less an amount for costs associated with the liquidation of the Partnership and other contingencies. As a result of the Sale and distribution, cash and cash equivalents comprise all of the remaining assets of the Partnership. The General Partner believes that the Partnership has sufficient cash to meet the needs of the Partnership for any contingencies or costs associated with the Sale and the final liquidation of the Partnership.

As a result of the Sale of the remaining Properties, the only source of revenue prior to final liquidation will be the interest generated on the remaining cash balances. The remaining cash is invested in an unaffiliated highly liquid money market fund.

At May 31, 1999, the Partnership had cash and cash equivalents of $728,144 compared with $849,125 at November 30, 1998. The decrease in cash and cash equivalents is due to the Sale of the Properties and the subsequent distribution of substantially all of the net proceeds thereof and other Partnership cash. Remaining cash available, if any, after the satisfaction of all Partnership obligations will be distributed pursuant to the Partnership agreement.

RESULTS OF OPERATIONS

Partnership net income (loss) for the three and six months ended May 31, 1999 was ($34,646) and $8,283,184, respectively, compared to ($9,511) and ($21,353) for the corresponding periods in fiscal 1998. The increased loss for the three months ended May 31, 1999 is primarily attributable to the lack of income due to the Sale of the Properties. The increase in income for the six month period is primarily attributable to the gain on the Sale.

The Partnership generated operating losses for the three and six months ended May 31, 1999 of ($34,646) and ($63,113), respectively, compared to ($9,511) and
($21,353), respectively, for the corresponding periods in fiscal 1998. Total income for the three and six months ended May 31, 1999 totaled $16,109 and $646,975, respectively, compared with $913,515 and $1,820,449, respectively, for the corresponding period in fiscal 1998. The decreased total income is primarily attributable to the decrease in rental income attributable to the Sale on January 29, 1999, partially offset by interest income earned on the proceeds from the Sale prior to distributions to the Unitholders.

Total expenses for the three and six months ended May 31, 1999 were $50,755 and $710,088, respectively, compared to $923,026 and $1,841,802, respectively, for the corresponding periods in fiscal 1998. The decrease in total expenses is primarily attributable to the Sale.

General and administrative expenses for the three and six months ended May 31, 1999 were $50,755 and $79,336, respectively, compared to $61,493 and $102,323, respectively, for the corresponding periods in fiscal 1998. The decrease in general and administrative expenses is primarily attributable to lower fees charged for printing, mailing and investor relations.

YEAR 2000

Due to the consummation of the Sale, the Partnership is no longer engaged in the operation of real properties or any other business. As a result of the foregoing, and in view of the General Partner's plan to complete the full liquidation of the Partnership prior to January 1, 2000, the Partnership has no exposure to Year 2000 issues.

CONAM REALTY INVESTORS 3 L.P.
AND CONSOLIDATED VENTURES

ITEM 3.           Quantitative and Qualitative Disclosures About Market Risks

Due to the consummation of the Sale and its mortgage indebtedness was repaid or assumed, the Partnership has no exposure to interest rate risk. In addition, the Partnership is expected to be liquidated during 1999.




                           PART II - OTHER INFORMATION


ITEMS 1-5.        Not applicable

ITEM 6.           Exhibits & Reports on Form 8-K

               (a)Exhibits


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

               (b)Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended May 31, 1999.


              (27)Financial Data Schedule

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

                               CONAM PROPERTY SERVICES IV, LTD.
                               General Partner of ConAm Realty Investors 3 L.P.

                               BY:   CONTINENTAL AMERICAN DEVELOPMENT, INC.
                                     GENERAL PARTNER


Date:  July 13, 1999                BY:/s/ DANIEL J. EPSTEIN
                                    Daniel J. Epstein
                                    Director, President, and Principal Executive
                                    Officer


Date:  July 13, 1999                BY:/s/ ROBERT J. SVATOS
                                    Robert J. Svatos
                                    Vice President and Director